Form 10-K
period 2009-06-30
Myriad Pharmaceuticals, Inc.
filed 2009-09-28
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission file number: 001-34275

MYRIAD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3996918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Wakara Way Salt Lake City, Utah	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 214-7800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s stock was not publicly traded. As of September 1, 2009 the registrant had 24,045,352 shares of common stock outstanding.

Forward-looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, including any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A “Risk Factors” below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company,” “MPI” and “Myriad Pharmaceuticals” mean Myriad Pharmaceuticals, Inc. (unless the context indicates a different meaning). In addition, these terms refer to the former research and drug development businesses that were integrated and operated by Myriad Genetics, Inc. prior to June 30, 2009, which are now operated by Myriad Pharmaceuticals, Inc.

PART I

Item 1.	BUSINESS

Overview

We are a specialty pharmaceutical company focused on discovering, developing, and commercializing novel small molecule drugs that address severe medical conditions with large potential markets, including cancer and HIV infection. Our pipeline includes clinical and preclinical drug candidates with distinct mechanisms of action and novel chemical structures. The discovery and development of each of our drug candidates has been guided by a unique understanding of the genetic causes of human diseases and the genetic factors that may cause drug side effects, drug interactions, and poor drug metabolism. Our extensive experience in human genetics, protein-protein interaction technology and chemical proteomic drug discovery has allowed identification of novel drug targets and accelerated progression from chemical lead compounds to investigational drug candidates.

We currently retain all rights to all of our drug candidates and programs across all geographic markets and therapeutic indications. Our strategy includes establishing our own commercial infrastructure in the United States and clinical development and commercial collaborations in other geographic regions.

Our Drug Candidates

The following table summarizes our most advanced drug candidates currently in clinical development:

	Drug Candidate	Disease	Clinical Stage	Status*
Oncology	Azixa (MPC-6827)
	Microtubule Destabilizer	Glioblastoma (combination therapy)	Phase 2	Ongoing: results expected by 1H 2010

		Metastatic melanoma	Phase 2	Ongoing: results expected by end of 2009

		Glioblastoma (monotherapy)	Phase 2	Initiated in 2Q 2009

MPC-3100
	Hsp90 Inhibitor	Cancer	Phase 1	Initiated in 2Q 2009

HIV	MPC-4326
	Maturation Inhibitor	HIV Infection	Phase 2b	Expected to be initiated in 4Q 2009

*	All dates are for calendar year ending December 31.

We currently do not have any drugs that are commercially available and none of our drug candidates have obtained approval of the FDA or any similar foreign regulatory authority.

Our Clinical-Stage Oncology Programs

We currently have two clinical-stage programs in oncology:

•

Azixa. Azixa is our most advanced cancer drug candidate and is being developed for the treatment of advanced primary and metastatic tumors. Azixa is currently in two Phase 2 clinical trials to determine its efficacy in glioblastoma and metastatic melanoma, respectively. In the second quarter of 2009, we initiated a third Phase 2 trial of Azixa as monotherapy in patients with glioblastoma.

•

MPC-3100. MPC-3100 is an Hsp90 inhibitor we are developing for the treatment of cancer. In the second quarter of 2009, we initiated a Phase 1 open-label, dose-finding, multiple-dose clinical trial in patients with refractory or relapsed cancers, including solid tumors, lymphomas and leukemias.

Oncology Market Opportunity

The World Health Organization estimates that more than 11 million people are diagnosed with cancer every year worldwide, and seven million people die from the disease annually. The American Cancer Society estimated that approximately 1.4 million people in the United States would be diagnosed with cancer in 2008, and approximately 566,000 people would die from the disease in 2008. According to a 2007 IMS Health report, oncology products are the largest therapeutic class of pharmaceuticals in the world, with global sales of over $40.0 billion in 2007.

Azixa: Our Lead Drug Candidate for the Treatment of Cancer

Background

Cancers are diseases characterized by abnormal and uncontrolled cell growth and division, typically leading to tumor formation. As a tumor grows, it can directly disrupt organ function at its site of origin. In addition, cancer cells can also spread to other organs, such as the brain, bones and liver, by a process called metastasis. The growth of metastatic tumors at these new sites can disrupt the function of these other organs. There are many kinds of cancer, but all are characterized by uncontrolled growth of abnormal cells. Cancer tumors cannot grow more than a few millimeters in size, nor can they spread without developing their own network of blood vessels to supply oxygen and nutrients. Anticancer therapies typically consist of drugs which either directly inhibit uncontrolled cell growth and division or restrict oxygen supply to the tumor.

Glioblastoma multiforme, or GBM, is a type of brain tumor and is amongst the most highly vascularized tumors, characterized by abnormal vessel structure and unique vascular cells. This vascular hyperplasia is believed to be essential to the rapid growth of the tumor and may offer an opportunity for treatment by agents that are both able to penetrate the brain and selectively disrupt tumor vasculature. The American Cancer Society estimated the incidence of primary central nervous system, or CNS, tumors in the United States in 2007 as 21,810. GBM represents approximately 15-20% of primary brain tumors and prognosis remains poor with median survival estimated to be between 12 to 18 months from the time of diagnosis.

For GBM, first line treatment is surgical resection followed by radiation and administration of temozolomide. At recurrence, there is less guidance, usually resection if possible, re-irradiation and treatment with another systemic chemotherapy or immunotherapy. The treatment of patients with recurrent primary brain tumors is problematic, as the majority of patients with GBM are not candidates for re-operation due to tumor size and location, or poor performance status and only modestly effective therapeutic modalities are available. These therapies include drugs that kill cancer cells, or cytotoxic agents, radioactive seed implants, stereotactic radiotherapies or immunotherapy. Responses to chemotherapy regimes are generally palliative, reducing symptoms but not effecting a cure, and of limited duration. Accordingly, there are currently no approved chemotherapy regimes for recurrent malignant primary brain tumors. Stereotactic radiotherapies, such as radiosurgery or implants, benefit a minority of patients due to the large size and infiltrative nature of recurrent malignant gliomas. Additional fractionated external beam irradiation has only a modest effect on the growth of recurrent tumors and often exacerbates neurologic toxicity.

Few clinical trials address the issue of recurrent GBM and the majority of trials have suffered from comparatively small numbers of highly selected patients treated with a particular therapy. New treatments for GBM are clearly needed.

Melanomas, like GBM, are highly vascularized tumors. There are expected to be approximately 62,000 Americans diagnosed with melanoma this year. Advanced metastatic melanoma is associated with a poor prognosis, and effective treatment options are limited. Patients with stage IV melanoma generally have a median survival of only six to nine months, and a low probability of 10% to 20% for five-year survival. Up to 75% of patients with metastatic melanoma develop brain metastases during the course of their disease. In fact, patients with metastatic melanoma who respond to aggressive systemic therapy often relapse with metastases in the CNS.

Once patients develop brain metastases, treatment is palliative. Surgery and radiosurgery can produce effective palliation in selected cases but are usually restricted to patients with solitary CNS lesions. Radiation therapy is the current standard of care for multiple brain metastases and it can improve neurologic symptoms but does not alter disease outcome. Metastatic melanoma is poorly responsive to chemotherapy, with dacarbazine being the most widely used agent for treatment. Temozolomide is not an FDA-approved therapy for melanoma but is sometimes used, as recent studies indicate patients treated with temozolomide experienced an improvement in quality of life without increasing overall survival. However, only 20% of the temozolomide plasma concentration penetrates the blood brain barrier. Novel agents with better brain penetration are needed.

Azixa Overview

Azixa is a novel, small molecule drug candidate that acts as a microtubule destabilizing agent, causing arrest of cell division and programmed cell death, or apoptosis, in cancer cells. Azixa has also been shown to be a vascular disrupting agent, or VDA, in a mouse model of human ovarian cancer. Thus, Azixa has a dual mode of action; it induces apoptosis and acts as a VDA, resulting in tumor cell death. Importantly, in non-clinical studies, Azixa has demonstrated the unique ability to effectively cross the blood-brain barrier and accumulate in the brain. Azixa does not appear to be subject to multiple drug resistance. In 2007, we completed two open-label, dose-escalating, multiple dose Phase 1 clinical trials to investigate the safety, tolerability and pharmacokinetics of Azixa and to observe any evidence of anti-tumor activity in treatment of a variety of refractory solid tumors with and without brain metastases.

Azixa: Preclinical Development

In vitro mechanism of action studies have shown that Azixa binds to tubulin and destabilizes microtubules, which are cellular structures that play an important role in cell division and proliferation. This leads to inhibition of cell division and apoptosis. However, unlike other tubulin binding drugs, such as vincristine, vinblastine and vinorelbine, and the chemotherapeutic class of drugs known as taxanes, such as paclitaxel and docetaxel, Azixa does not appear to be a substrate for multidrug resistance pumps. The activity of Azixa in multidrug resistant cell lines was similar to its activity in nonresistant cell lines. Azixa has demonstrated potent activity in multiple cancer cell types, including glioma, melanoma, colon cancer, pancreatic cancer, breast cancer and ovarian cancer. In mice, Azixa significantly inhibited the growth of a variety of subcutaneously implanted tumor lines.

Azixa has also been shown to act as a VDA in a mouse model of human ovarian cancer. Thus, Azixa has a dual mode of action; it induces apoptosis and acts as a VDA, resulting in tumor cell death. VDAs have been established to reduce interstitial pressure in the tumor microenvironment which may increase local exposure to cytotoxic chemotherapy. Consistent with this hypothesis, Azixa has been demonstrated to act synergistically with the chemotherapeutic agent carboplatin in this mouse model of ovarian cancer. Accordingly, we believe Azixa has the potential to be used either in combination with cytotoxic chemotherapies or as a single agent.

The distribution of Azixa into the CNS was evaluated in mice and the time to maximum drug concentration was the same in both plasma and brain tissue, indicating that Azixa distributed rapidly into the CNS. Remarkably, Azixa concentration in the brain was 14 fold that in the plasma. Similar studies were performed in dogs and demonstrated a 30 fold higher concentration in the brain. These data suggest that it is possible to reach therapeutic drug concentrations of Azixa in the CNS with minimal systemic exposure. Based on these results, we tested the anti-tumor activity (tumor growth and survival) of Azixa in a mouse model in which human glioma cells had been implated in the brain. This study showed a statistically significant reduction in tumor burden and a statistically significant increase in survival when compared to vehicle treated mice.

Azixa: Completed Clinical Development

In 2007, we completed two open-label, dose-escalating, multiple dose Phase 1 clinical trials to investigate the safety, tolerability and pharmacokinetics of Azixa and to observe for any evidence of anti-tumor activity in treatment of a variety of refractory solid tumors with and without brain metastases. In these Phase 1 trials, 6 out of 66 subjects had stable disease ranging from 5 to 16 months and there was no evidence of CNS toxicities or development of peripheral neuropathies.

Azixa: Ongoing and Planned Clinical Development

In 2008, we initiated recruitment of patients for an open-label, dose finding, multiple-dose Phase 2 clinical trial in subjects with recurring/relapsing GBM. We expect to enroll up to 36 subjects in this trial. Patients with recurrent GBM will receive escalating dose levels of Azixa administered in combination with a fixed dose of carboplatin. Study endpoints include determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with carboplatin as judged by response rate and progression-free survival. We expect to release the results of this trial in the first half of 2010.

In 2008, we initiated an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent temozolomide, the current standard of care for recurrent metastatic melanoma, and to look for evidence of reduced tumor burden and improved survival. We expect to enroll up to 36 subjects in this trial which will explore Azixa’s efficacy in patients with metastatic melanoma with and without CNS metastasis. Patients with metastatic melanoma will receive escalating dose levels of Azixa administered in combination with a fixed dose of temozolomide. Study endpoints include determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with temozolomide as judged by response rate and progression-free survival. We expect to release the results of this trial by the end of 2009.

In both the ongoing GBM (combination with carboplatin) and melanoma trials, we have observed both stable disease and partial responses in evaluable patients.

In the second quarter of 2009, we initiated an open-label Phase 2 clinical trial to evaluate Azixa as monotherapy in patients with GBM. In this planned trial, we currently expect to enroll approximately 68 subjects with first recurrence of GBM .We intend to investigate progression-free survival at six months as a primary endpoint with safety, pharmacokinetic parameters and overall survival as secondary endpoints. We expect this trial to take 12 to 18 months to be completed.

Azixa Safety Summary

In completed and ongoing clinical trials in which 102 subjects have been treated with Azixa, eight serious adverse events in seven subjects have been reported as possibly, probably or definitely related to Azixa: nonfatal myocardial infarction (single events in two subjects), cerebral hemorrhage (single events in two subjects), cerebral ischemia (one event in one subject), troponin I increased (one event in one subject) and hypersensitivity (two events in one subject). To date, the overall incidence of myocardial infarction is 2.0%, the incidence of cerebral hemorrhage is 2.0%, the incidence of cerebral ischemia is 1.0% and the incidence of troponin I increase is 1.0%.

MPC-3100 for the Treatment of Cancer

Background

Heat shock protein 90, or Hsp90, is a chaperone protein that plays an important role in regulating the activity and function of numerous signaling proteins, or client proteins, that trigger proliferation of cancer cells. Important client proteins in cancer include steroid hormone receptors, protein kinases, mutant p53, and telomerase h-TERT. Hsp90 binds and stabilizes these client proteins and inhibition of Hsp90 leads to degradation of the client proteins important for growth of the cancer.

Early Hsp90 inhibitors have been analogs of the natural product molecule geldanamycin that have demonstrated promising preclinical and clinical proof of concept activity, but have been challenging to develop because of drug related toxicities, including hepatotoxicity, nephrotoxicity and pancreatitis that do not appear to be related to inhibition of Hsp90. Additional limitations to geldanamycin derivatives include poor solubility, metabolic stability and difficulty in administration.

MPC-3100: Development

MPC-3100 is a fully synthetic, orally bioavailable, non-geldanamycin compound that has shown significant and broad preclinical anti-tumor activity in mouse models of human cancers. MPC-3100 has not demonstrated the same hepatic or renal toxicity in vivo as the geldanamycin analogs. MPC-3100 inhibits Hsp90 by binding to the same site as geldanamycin and has displayed potent anticancer activity in several in vitro and in vivo models. MPC-3100 significantly and dose-dependently reduced tumor growth in multiple studies conducted in mice implanted with a variety of human cancer cell lines, including colon, prostate, myeloid leukemia, small cell lung, gastric, breast, and ovarian cancers.

We submitted an investigational new drug application, or IND, for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. This trial is an open-label, multiple-dose, dose escalation design in up to 40 subjects with refractory or relapsed cancer. Physical examination findings, electrocardiograms, pharmacokinetics, clinical laboratory parameters, and adverse events will be evaluated in subjects at each dose level to assess safety. Disease progression will be evaluated using standard clinical practice guidelines for each patient’s cancer type. In this ongoing study, MPC-3100 has been observed to be orally bioavailable in cancer patients. The pharmacokinetic properties and drug concentration achieved in patients to date are similar to those observed in efficacious animal studies and no dose limiting toxicities have been reported to date.

Our Clinical-Stage HIV Programs

We currently have two clinical-stage programs for the treatment of HIV:

•

MPC-4326. MPC-4326 is a first-in-class small molecule inhibitor of HIV-1 maturation that we are developing for the oral treatment of HIV infection. To date, over 740 subjects, including over 180 HIV-infected patients, have been studied in clinical trials of MPC-4326. Results from these trials have shown MPC-4326 to be well tolerated and have demonstrated significant and clinically relevant reductions in viral load. We expect to initiate a Phase 2b clinical trial of MPC-4326 in treatment-experienced HIV patients by the end of 2009.

•

MPC-9055. MPC-9055 is also a small molecule inhibitor of HIV-1 maturation that we are developing for the oral treatment of HIV infection. MPC-9055 is a backup program to MPC-4326 and is ready to begin Phase 2 clinical development.

HIV Background and Market Opportunity

Infection by HIV causes a slowly progressive deterioration of the immune system resulting in Acquired Immune Deficiency Syndrome, or AIDS. Approximately 33 million people worldwide are living with HIV. In North America, Central Europe and Western Europe, HIV infects approximately 2.1 million people. Approximately 475,000 patients are currently being treated for HIV with antiretroviral, or ARV, drug therapy in the United States. With new HIV testing mandates from both governmental and academic groups, more people with HIV are expected to seek treatment.

Several major classes of ARV drugs are available for use by patients, including reverse transcriptase inhibitors (NRTIs, NTRTIs, NNRTIs), protease inhibitors, a fusion inhibitor (enfuvirtide), an integrase inhibitor (raltegravir) and a CCR5 antagonist (maraviroc). Up to 85% of treated patients harbor at least some drug-resistant HIV strains, as do up to approximately 25% of newly diagnosed patients, making drug resistance a major problem in the treatment of HIV. As a result, patient treatment regimens must include the use of at least three drugs in combination and may require frequent readjustment. HIV drug treatment regimens can include multiple drugs from the same class, and increasingly include drugs available as co-formulations or fixed dosage combinations. Some recent data suggests that as many as one third of patients change their HIV treatment regimen each year, a manifestation of this treatment resistance in patients. These treatment changes, coupled with approximately 25,000 patients who start treatment each year, result in opportunities for new products to be incorporated into the new treatment regimens.

In 2005, worldwide sales for NRTIs and NRTI co-formulations totaled approximately $4.3 billion. In 2005, worldwide sales for NNRTIs and protease inhibitors totaled approximately $1.0 billion and $2.2 billion, respectively. A recent Datamonitor report estimates that the HIV drug market will be over $10 billion globally by the year 2015, largely due to the launch of new classes of drugs.

Because the most important problem in treating HIV is the emergence of viral strains that are resistant to currently approved drugs, our proprietary discovery technologies focus on novel targets in the virus life cycle, including virus maturation and virus fusion. Our primary aim is to develop small molecule oral drugs that treat HIV by addressing these novel targets. By focusing on novel classes of ARVs, we aim to meet the growing unmet need caused by resistance development to current classes of ARVs.

MPC-4326 for the Treatment of HIV

MPC-4326 is a first-in-class, small molecule inhibitor of HIV-1 maturation we are developing for the oral treatment of HIV infection that we acquired from Panacos Pharmaceuticals, Inc. in January 2009. MPC-4326 has demonstrated potent activity against a broad range of HIV strains, and laboratory studies have shown MPC-4326 to be an inhibitor of HIV isolates that are resistant to a large range of currently approved HIV drugs. Over 740 subjects, including over 180 HIV-infected subjects, have been studied in clinical trials of MPC-4326. Results from these trials have shown MPC-4326 to be well tolerated and have demonstrated significant and clinically relevant reductions in viral load in a subset of HIV-infected patients representing approximately 60% of HIV-infected patients, who can be identified by a simple, rapid and inexpensive assay of the HIV virus. In a Phase 2 clinical trial completed in 2008, MPC-4326 met its primary objective by demonstrating drug plasma levels in HIV-positive subjects to be in a target range for virologic reduction. In addition, MPC-4326’s safety profile was comparable to earlier studies where it had been indistinguishable from placebo. We expect to initiate a Phase 2b trial of MPC-4326 by the end of 2009.

MPC-4326: Preclinical Development

MPC-4326 is the first of a class of ARV drugs which inhibit HIV-1 replication by interfering with the maturation of the HIV-1 virus. Specifically, MPC-4326 interferes with a late step in the processing of the HIV-1 Gag protein. This inhibition leads to formation of noninfectious, immature virus particles, thus preventing subsequent rounds of HIV infection. As expected for a novel mechanism of action, MPC-4326 retains inhibitory activity against HIV-1 isolates resistant to the four classes of currently approved drugs commonly used by HIV-infected patients: NRTIs, NNRTIs, protease inhibitors and fusion inhibitors. As a corollary to this, isolates resistant to MPC-4326 have been shown to be fully sensitive to all classes of approved anti-HIV drugs. No cross-resistance has been observed. In addition, in vitro combination activity studies have demonstrated that MPC-4326 was synergistic when combined with most approved anti-HIV drugs that have been tested.

MPC-4326: Completed Phase 2 Clinical Trials

A Phase 2 clinical trial of MPC-4326 in HIV patients met its primary endpoint by demonstrating a statistically significant reduction in the viral load compared to placebo. This trial was a randomized, double-blind, placebo-controlled Phase 2 trial conducted in the United States. MPC-4326 at one of four doses (25 mg,

50 mg, 100 mg or 200 mg) or placebo (six to eight subjects per group) was administered orally in a liquid formulation once daily for 10 days to HIV-positive subjects who were not on other ARV therapy during the trial and for at least the previous 12 weeks. The primary endpoint was viral load reduction on day 11. Secondary endpoints included safety, tolerability and pharmacokinetics.

At the 50 mg, 100 mg and 200 mg doses, MPC-4326 treatment for ten days resulted in statistically significant reductions in viral load compared to placebo, with decreases of up to 98%, in individual subjects. The magnitude of viral load reduction increased with increasing MPC-4326 dose, and reduction in viral load compared to placebo was seen in both treatment-naive and in treatment-experienced subjects, confirming the potent antiviral activity of MPC-4326. In this trial, all doses were well tolerated with no Grade 3 or 4 treatment-related laboratory abnormalities. All adverse events were of mild to moderate intensity and no dose-limiting toxicity was identified. One serious adverse event was considered to be possibly drug related. It involved a subject with a 5-year history of hypertension and recent poor medication compliance who exhibited transient findings of a type of stroke which is a known complication of hypertension. This event resolved without consequence.

A second Phase 2 clinical trial of MPC-4326 was conducted at multiple clinical sites in the United States. In this trial, initially using a 50 mg tablet formulation, MPC-4326 was administered to 46 HIV-positive subjects in combination with approved HIV drugs. Subjects failing standard of care therapies were enrolled in this trial and received either placebo or MPC-4326 at one of several doses. The primary efficacy endpoint of the trial was viral load reduction after two weeks of MPC-4326 dosing on top of subjects’ background drug regimens. Additional endpoints of this trial were safety after two weeks and, for the first (tablet) cohort only, safety and viral load reduction after an additional ten weeks of dosing on top of optimized background therapy.

Due to stability problems with the 50 mg tablet, the protocol was revised to allow dosing with the liquid formulation. Consistent with earlier data from trials in healthy volunteers, there were generally proportional increases in plasma concentration associated with increased MPC-4326 doses. The MPC-4326 trough concentration, also referred to as Cmin (the blood level 24 hours after dosing), that appears to be associated with a virologic response is 20 µg/mL, a mean threshold that was achieved in a substantial majority of subjects in this clinical trial.

The efficacy data from this trial suggest that there are two populations of subjects, responders and non-responders. Statistically significant differences between responders and non-responders exist for certain changes, or polymorphisms, in the viral DNA sequences encoding the Gag protein, or viral genotype, which is the molecular target of MPC-4326. Responders generally have none of these polymorphisms in Gag, while non-responders generally have at least one polymorphism. Of the subjects who received active MPC-4326 treatment, 34% had more than a 90% viral load reduction at day 15. Of those subjects who had a Cmin of at least 20 µg/mL and had no Gag polymorphisms, 77% had at least a 90% viral load reduction at day 15. We anticipate that future clinical trials of MPC-4326 will enroll patients having a Gag genotype correlated with a positive drug response. The most commonly reported adverse events for subjects receiving MPC-4326 were diarrhea, nausea, headache, abnormal dreams, and dizziness.

A recently completed Phase 2 clinical trial conducted in Australia was designed to evaluate the safety, pharmacokinetics and ARV activity of 200 mg twice daily or 300 mg twice daily doses of MPC-4326 administered as monotherapy to 32 HIV-positive patients for 14 days. Patients were stratified on the basis of prior ARV therapy use; 26 patients were treatment-naïve and six were treatment-experienced. All patients were treated exclusively with MPC-4326 for 14 days; no placebo was used. Treatment-experienced patients discontinued their ARV therapy regimen at least three days prior to the start of MPC-4326 treatment. At the end of the 14 day treatment period, six patients continued treatment in an open-label extension study.

Consistent with other trials in both healthy volunteer subjects and in HIV-positive patients, the rate and type of treatment emergent adverse events was primarily gastrointestinal or CNS related and judged to be of mild intensity. There were no serious adverse events, no treatment related discontinuations and no deaths reported. All patients, regardless of dose, had MPC-4326 plasma concentrations in excess of the previously identified target levels required for treatment response. Confirming observations made in previous trials, there were two populations of subjects with respect to viral load reduction, responders and non-responders. The statistically significant differences in viral load reductions between these two populations appear to be explained by certain polymorphisms in the viral genome encoding the Gag protein. Four subjects continued to be treated in an open-label extension study through 48 weeks and have maintained undetectable viral load.

In the most recent Phase 2 study, a new 100 mg tablet formulation was tested for 15 days in 35 treatment-experienced HIV patients with undetectable viral loads in dosing regimens of 200 mg twice daily, 300 mg once daily and 400 mg once daily, This 100 mg tablet had a favorable pharmacokinetic profile, was well-tolerated at all dosing levels and is suitable for further clinical development.

Ongoing MPC-4326 Clinical Trials

There are two ongoing drug interaction Phase 1 clinical trials of MPC-4326. The first trial is evaluating the effect of MPC-4326 on the pharmacokinetics of raltegravir and tolbutamide. The second trial is evaluating the effects of darunavir, tipranavir and rifampin on the pharmacokinetics of MPC 4326.

MPC-4326 Safety Summary

To date, a total of 743 people have been exposed to MPC-4326. The duration of exposure ranged from single doses for healthy volunteer subjects and HIV-positive patients participating in Phase 1 trials and up to 48 weeks for the four subjects in the open-label extension study. Of the 743 people given MPC-4326, 558, or 75%, were HIV-negative healthy volunteers and 185, or 25%, were HIV-positive patients.

Across all trials conducted, there have been no deaths in subjects treated with MPC-4326 and only one treatment-related serious adverse event in an HIV-positive patient, suffering a stroke. The frequency and type of adverse events for subjects taking MPC-4326 have been similar to the frequency and type of adverse events for subjects receiving placebo. In the largest clinical trial to date, with 14 days dosing in HIV-infected subjects that used doses from 250 mg once daily to 400 mg once daily, the most commonly reported adverse events for subjects receiving MPC-4326 are set forth in the table below:

Treatment-Emergent Adverse Events

	Placebo		MPC-4326
Total patients	13		75

Patients with any adverse event	11	84.6%	63	84%

GI disorders:
Diarrhea	5	38.5%	14	18.7%
Nausea	2	15.4%	13	17.3%
Flatulence	1	7.7%	2	2.7%

Nervous system disorders:
Headache	4	30.8%	10	13.3%
Dizziness	1	7.7%	3	4.0%

Infections and infestations:
Upper resp. tract infection	1	7.7%	1	1.3%
Body tinea	1	7.7%	0	n/a
Influenza	1	7.7%	0	n/a
Urinary tract infection	1	7.7%	0	n/a

Psychiatric disorders:
Abnormal dreams	0	n/a	5	6.7%

Across all healthy volunteer and HIV trials, MPC-4326 has been generally well tolerated. The most common adverse events observed were diarrhea, nausea, headache and dizziness. There was no dose-response relationship between the severity or the frequency of adverse events in subjects treated with MPC- 4326. The majority of treatment-emergent adverse events were mild in intensity. In addition, there were no clinically relevant differences in the type of laboratory abnormalities in subjects who received MPC-4326 as compared with subjects who received placebo. Across all trials, there was no dose-response relationship observed between either the severity or the frequency of these laboratory abnormalities in subjects treated with MPC-4326.

MPC-4326: Other Completed Trials

MPC-4326 has been evaluated in a number of single and multi-dose Phase 1 clinical trials to evaluate safety, pharmacokinetics and oral bioavailability. In these trials, MPC-4326 was well tolerated, with good oral bioavailability and favorable pharmacokinetics, including a long half life of approximately 60 hours.

MPC-4326 has also been evaluated in two drug interaction Phase 1 clinical trials in order to study the possible effects of co-administration of the drug with ritonavir or atazanavir, which are commonly prescribed for the treatment of HIV. Based on these trials, it is unlikely that either atazanavir or ritonavir will have any clinically relevant impact on MPC-4326 plasma concentrations and, conversely, it is unlikely that MPC-4326 will have any clinically relevant impact on either atazanavir or ritonavir plasma concentrations.

MPC-4326: Planned Clinical Development

We expect to initiate a Phase 2b clinical trial of MPC-4326 in treatment-experienced HIV patients by the end of 2009. The trial is designed to evaluate the efficacy and safety of MPC-4326 after 24 weeks of treatment in HIV-infected patients that are failing their current HIV drug regimen and to allow us to determine the dose and study design for additional pivotal trials.

MPC-9055 for the Treatment of HIV

MPC-9055 is also an oral, small molecule inhibitor of HIV-1 maturation that we are developing as a backup drug candidate for MPC-4326. MPC-9055 has demonstrated increased potency over MPC-4326 using in vitro viral replication assays but is not as advanced in clinical development. In 2008, we completed a Phase 1 clinical trial of MPC-9055 to assess the safety, tolerability and pharmacokinetic parameters of MPC-9055 in healthy volunteers. The overall safety profile was favorable and the observed pharmacokinetic profile supports continued development. MPC-9055 is a backup program to MPC-4326 that has successfully completed a Phase 1 clinical trial and is ready to begin Phase 2 clinical development.

MPC-9055: Preclinical Development

MPC-9055 is another ARV drug candidate in our pipeline which inhibits HIV-1 replication by inhibiting maturation of the HIV-1 virus. MPC-9055 acts in a similar manner to MPC-4326 by interfering with Gag-protein processing, leading to formation of noninfectious, immature virus particles, thus preventing subsequent rounds of HIV infection. Like MPC-4326, MPC-9055 retains inhibitory activity against HIV-1 isolates resistant to the four classes of currently approved drugs commonly used by HIV-infected patients, and isolates resistant to MPC-9055 have been shown to be fully sensitive to all classes of approved anti-HIV drugs. No cross-resistance has been observed.

MPC-9055: Clinical Development

In 2008, we completed a Phase 1 clinical trial of MPC-9055 in healthy volunteers. This trial was a single oral dose, double blind, placebo controlled, sequential escalating design study to evaluate the safety, tolerability and pharmacokinetic parameters of MPC-9055 under fasted and fed conditions. The fasted dose levels were 1, 2,

4, 8, 16, 32 and 48 mg/kg. The fed dose levels were 8 mg/kg (high fat) and 16 mg/kg (low fat). An additional cohort of eight subjects was enrolled to assess the relative bioavailability of an oral tablet formulation. Safety measurements included physical exams, electrocardiograms, vital signs, laboratory parameters, and adverse event monitoring. Pharmacokinetic parameters were summarized and dose-proportionality was assessed using a log-log model.

In this trial, a total of 63 subjects received active drug and 20 received placebo. No serious adverse events or clinically significant laboratory trends or electrocardiogram changes were observed. Overall, 30% of subjects who received active treatment experienced at least one treatment emergent adverse event compared to 15% who received placebo. The most common adverse events in the active treatment groups were nausea, diarrhea, and lightheadedness. All adverse events were of mild intensity with the exception of one adverse event of moderate intensity diarrhea. The half life of MPC-9055 was greater than 24 hours. When administered with food the oral absorption of MPC-9055 increased approximately two-fold.

Additional Phase 1 trials, such as multiple dose studies in healthy volunteers or subjects with HIV and drug:drug interaction studies, may be conducted to assess safety and pharmacokinetics of multiple doses, concurrent therapies, or effects of age, gender, renal function, hepatic function and food intake.

Based on the completed Phase 1 trial of MPC-9055, the overall safety profile appears favorable and the observed pharmacokinetic profile supports continued development. MPC-9055 is a backup program to MPC-4326 and is ready to begin Phase 2 clinical development.

Our Preclinical Programs

Our proprietary research is focused on two broad disease areas: oncology and HIV. Within each disease area, we are investigating a number of potential drug targets as well as screening potential drug candidates against novel intracellular targets and optimizing those drug candidates that appear to have the greatest potential. Our most advanced preclinical drug candidates are:

•

MPI-443803. MPI-443803 is an orally available, brain penetrant, microtubule destabilizing agent we are developing for the treatment of cancer. MPI-443803 was developed in an extensive medicinal chemistry effort to produce an orally bioavailable analogue of Azixa. Like Azixa, MPI-443803 is a potent inducer of apoptosis that prevents the polymerization of tubulin into microtubules. In preclinical studies, MPI-443803 has shown pro-apoptotic activity in multiple cancer types including pancreatic, breast, colorectal, non-small cell lung, melanoma, ovarian and leukemia. MPI-443803 has demonstrated excellent oral bioavailability and crosses the blood brain barrier and distributes rapidly into the CNS. We believe that MPI-443803 may be a promising candidate for development as an oral alternative to Azixa.

•

MPI-461359. MPI-461359 is a potent, orally available maturation inhibitor we are developing for the treatment of HIV. MPI-461359 was discovered in a medicinal chemistry program as a potent, broad acting small molecule inhibitor of HIV-1 maturation. Preclinical assays demonstrate that MPI-461359 works late in the viral life cycle, has a novel mechanism of action and is believed to target the last step in Gag processing. Pharmacokinetic studies in rodents demonstrate that MPI-461359 is highly orally available. Based upon this efficacy profile, novel mechanism of action and pharmacokinetic properties, we believe MPI-461359 has potential as a promising new HIV therapeutic.

Our Drug Discovery Capabilities

Our drug discovery capabilities embody our ten years of experience as a research and development unit. This experience includes a deep understanding of human genetics, the genetic causes of human diseases and the genetic factors that may cause drug side effects, drug interactions, and poor drug pharmacokinetics. In addition, we have developed two technologies which we believe provide us with a competitive advantage over other biopharmaceutical companies. The first is called ProNet, which is both an automated, high throughput technology to identify protein-protein interactions and an extensive database of those interactions. The second technology utilizes chemical proteomics which allows the identification of proteins which bind to a small molecule compound. These two technologies allow us to identify novel drug targets and improve the selectivity of our drug candidates, thus increasing the efficiency of our drug discovery programs and allowing us to move rapidly from initial compound identification to preclinical candidate. Our discovery process employs early evaluation of the ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicity) characteristics of compounds in order to eliminate poor candidates and improve the efficiency and success rate of preclinical candidate selection. We are focused on cancer and HIV because these are diseases with a high unmet medical need. We believe that our drug discovery capability and proven success rate will continue to provide a pipeline of unique compounds. Depending upon the availability of our development resources, our preclinical candidates may be added to our own internal clinical pipeline, or out-licensed to other pharmaceutical or biotechnology companies for clinical development and commercialization.

Our internal drug discovery operation includes 39 biologists, 32 chemists, 9 ADMET specialists and eight in-vivo pharmacologists and has a significant track record of success. Out of seven lead optimization projects completed to date, five projects have produced a total of eight compounds of which five entered preclinical development and four of those advanced to clinical development. When we consider all twenty four novel drug targets for which we have conducted any sustained chemistry, we believe that our project success rate for the delivery of novel compounds for clinical testing is over five times the 3% industry wide average reported in Drug Discovery Today.

We are currently focused on several lead optimization projects that involve targets for cancer. We are keenly interested in novel kinase targets, based on the abundance of protein kinase oncogenes, on the validation of the kinase class as targets for cancer and the remarkable success rate of kinase inhibitors in the clinic. Our most advanced lead optimization project targets TTK, a protein kinase that is essential for cell division. We have identified highly selective TTK inhibitors. We expect to identify an additional compound for preclinical development by the end of 2009.

Our drug discovery group also has strong capabilities in chemical proteomics and in the analysis of protein-protein interactions. These two technologies are used for novel target discovery and to support lead characterization in projects. Our chemical proteomics technology involves linking compounds of interest to beads, isolating proteins from cells or tissue using these bead-linked compounds, and identifying the bound proteins using liquid chromatography and mass spectrometry. This technology has allowed us to identify targets for compounds that have interesting characteristics, such as potent cytotoxicity in cancer cells, but for which the targets have not been previously identified. One of our four current lead optimization projects is derived from such work. This technology also offers a powerful method for investigating selectivity of lead compounds in all projects. Our TTK project is a specific example in which compounds with TTK inhibitory activity were found to also bind to other kinases. Subsequently, we were able to incorporate these kinases into our routine screening methods thus improving compound selectivity through chemical optimization.

We believe that our drug discovery capability and proven success rate working with novel targets will continue to provide a pipeline of unique and patentable compounds. Depending upon the availability of our development resources, these compounds may be added to our own internal preclinical pipeline, or out-licensed to other pharmaceutical companies for development and commercialization.

Our Research Services Capabilities

Because virtually all cellular processes are controlled by proteins, knowledge of specific protein interactions and the functions of the interacting proteins can be extremely valuable in the identification of novel drug targets for therapeutic development. We have developed and maintain ProNet, an extensive proprietary database of protein-protein interactions which encompasses interactions between approximately 10 million protein fragments constructed from a variety of organ tissues including heart, brain, kidney, liver, breast and prostate. We offer access to ProNet on a subscription basis to third parties to examine protein interactions related to a specific disease or disease pathway. In addition, we continue to develop the ProNet database and related yeast-two-hybrid systems for potential commercial partners through contract services which include, sub-database creation and search, custom library development and assay development.

Research revenue was $5.5 million, $6.8 million, and $11.8 million for the years ended June 30, 2009, 2008 and 2007, respectively. Research revenue from our contract research agreements is recognized using a proportional performance methodology over the life of each contract. Consequently, such revenue will fluctuate up or down depending upon when we enter into new contracts, complete our obligations under existing contracts and as these individual programs progress and outputs increase or decrease. Our research services group has had several successful collaborations with public and private institutions and companies and through these collaborations we have continued to increase the size and scope of our database, while refining its assay technology. Our prior collaborations with pharmaceutical and technology companies have focused on numerous therapeutic areas, including diabetes, Alzheimer’s disease, obesity, cardiovascular disease and transcription factors. Internally, additional work has been done in the areas of carcinogenesis, virology and Alzheimer’s disease, adding several thousand interactions to our proprietary database. Most recently, we have improved the efficiency and cost-effectiveness of ProNet and have expanded our research services to include proprietary drug discovery assay technology and expect to generate company revenue via further drug discovery and ProNet collaborations with industry and government agencies.

Our Strategy

Our strategy is to develop and commercialize novel small molecule drugs that address severe medical conditions with large markets, including cancer and HIV infection. The key elements of our strategy include:

•

Advance the clinical development of our current drug candidates. We plan to advance drug candidates based on the results of preclinical and clinical testing and assessment of market potential. Specifically, we intend to continue Phase 2 development of Azixa, and, if supported by favorable data, we intend to initiate pivotal Phase 3 clinical trials. We expect to initiate a Phase 2b clinical trial of MPC-4326 in treatment-experienced HIV-infected patients in the fourth quarter of 2009. We also expect to continue a Phase 1 open-label, dose-finding, multiple-dose clinical trial of MPC-3100 in patients with refractory or relapsed cancers, including solid tumors, lymphomas and leukemias. We believe that these three products have a combined market potential in excess of $2 billion in worldwide sales.

•

Establish a commercial infrastructure. Our drug candidates target large markets primarily treated by specialist physicians. Where we elect to complete development, we may pursue commercialization ourselves for specialized markets and/or commercialize these drug candidates through partnering or licensing arrangements. Our oncology drug candidates, Azixa and MPC-3100, would be prescribed in the United States primarily by oncologists, allowing us to market these products with a relatively small sales force. Similarly, our HIV drug candidate, MPC-4326, would be prescribed primarily by a relatively small number of specialist physicians. This strategy of developing our own specialty market commercial infrastructure in the United States may allow us to maximize the financial returns from and retain control of our lead drug candidates and subsequent products that we develop.

•

Selectively and strategically establish collaborative relationships to enhance the overall value of our programs. At present, we retain all rights to all of our drug candidates and programs across all geographic markets and therapeutic indications. For certain drug candidates and programs, we may in the future, establish research, development and/or commercial collaborations with other companies in order to maximize the value of those programs through enhanced scientific capabilities and commercial and financial resources.

•

Accelerate our path to marketed pharmaceutical products through in-licensing or acquisition. We may acquire or in-license drugs, drug candidates or related technologies and capabilities in order to accelerate our path to marketed pharmaceutical products, reduce risk and increase near-term revenues. We may consider mergers or acquisitions to accomplish these objectives although we have no current plans for any such transactions.

•

Continue to leverage our cancer and HIV drug discovery and development capabilities. The discovery and development of each of our drug candidates has been guided by a unique understanding of the genetic causes of human diseases, the genetic factors that may cause drug side effects, drug interactions and poor drug metabolism, all of which are the result of capabilities built over ten years while a part of Myriad Genetics. We plan to leverage our extensive experience in drug discovery and development in oncology and HIV infection by continuing our small molecule discovery platform and expanding our pipeline of drug candidates in these therapeutic areas.

Intellectual Property

Our success will depend in part on our ability to obtain and maintain proprietary protection for our drug candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We intend to seek patent protection in the United States and major foreign jurisdictions for drug compounds, pharmaceutical compositions and dosage forms, therapeutic and prophylactic methods, theranostic methods, processes of manufacturing, and other inventions which we believe are patentable and where we believe our interests would be best served by seeking patent protection. We also rely upon trade secret rights to protect certain other technologies which may be used in discovering, characterizing, and manufacturing new therapeutic products. However, any such patents may not issue, and the breadth or the degree of protection of any claims of such patents may not afford us with significant protection. To further protect our trade secrets and other proprietary information, we require that our employees and consultants enter into confidentiality and invention assignment agreements. However, those confidentiality and invention assignment agreements may not provide us with adequate protection.

We own or have licensed rights to over 30 issued patents and over 200 patent applications in the United States and foreign countries. However, any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our products or technology, or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the pharmaceutical industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to interferences filed by others in the U.S. Patent and Trademark Office, or to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the related product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to cease the infringing activity or obtain a license in order to continue to manufacture or market the relevant product or process. We may not prevail in any such action and any license required under any such patent may not be made available on acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our technologies or potential products could have a materially adverse effect on our business.

We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents or licenses. We may not be able to protect our rights to such unpatented proprietary technology and others may independently develop substantially equivalent technologies. If we are unable to obtain strong proprietary rights to our processes or products after obtaining regulatory clearance, competitors may be able to market competing processes and products.

Others may obtain patents having claims which cover aspects of our products or processes which are necessary for, or useful to, the development, use or manufacture of our services or products. Should any other group obtain patent protection with respect to our discoveries, our commercialization of potential therapeutic products and methods could be limited or prohibited.

Material Licenses

The rights to certain patents and technologies have been acquired through license agreements with other corporations or academic institutions. The license agreements that we consider of particular importance to our business are summarized below.

License and Collaboration Agreement with EpiCept Corporation

In November 2003, Myriad Genetics entered into a license and collaboration agreement with Maxim Pharmaceuticals, Inc. and Cytovia, Inc. All licensed rights of Maxim and Cytovia were subsequently acquired by EpiCept Corporation, and we refer to Maxim, Cytovia and EpiCept collectively herein as EpiCept. In connection with the separation, Myriad Genetics assigned this agreement to us but will remain liable for the performance and observance of our duties and obligations under the agreement. Pursuant to this license agreement, we hold an exclusive, worldwide right to utilize certain intellectual property rights of EpiCept, including patents, patent applications and know-how that relate to Azixa, in the development and commercialization of products for the treatment or prevention of any disease or disorder. We have the right to grant sublicenses of licensed rights.

We are obligated to pay EpiCept a royalty on net sales of products subject to the license. Royalty payments range, based on sales volume, from the mid to high single digits and may be reduced by up to 50% if we are obligated to pay a royalty to a third party in order to make, use or sell such products, subject to a maximum reduction amount. The license agreement also provides for license fees, research support, and milestone payments of up to $27 million based on the occurrence of specified product development related events for each product based on a particular active ingredient, provided that milestone payments made on a product that is subsequently abandoned may be credited against milestone payment obligations for future products. We are also obligated to make payment of a percentage of certain income received from sublicensees. We are obliged to use commercially reasonable efforts to develop and commercialize licensed products in major markets, failing which, our rights in a major market could end.

We are responsible for filing, prosecuting and maintaining the licensed patent rights, and we bear the majority of costs related to those activities. We have the right, but not the obligation, to enforce the patent rights against infringement. We are obligated to indemnify EpiCept against any liabilities resulting from our utilization of the licensed patent rights and manufacture and commercialization of licensed products.

The license agreement ends on the later of ten years after the date of the first commercial sale of a licensed product or the expiration of EpiCept patent rights covered by the license agreement. These rights are presently not expected to expire until July 2024, based on the last patent issued to date. The license may be sooner terminated on the bankruptcy or uncured material breach of a party.

As of June 30, 2009 Myriad Genetics had made payments totaling $4 million under the EpiCept license and collaboration agreement.

License Agreement with University of North Carolina

In January 2009, we entered into a transaction with Panacos Pharmaceuticals, Inc. and the University of North Carolina, or UNC, through which we were assigned Panacos’ interest in certain intellectual property rights, including certain know-how and patents that relate to MPC-4326, and licensed the interests of UNC in that intellectual property. Our rights under the license include exclusive rights under licensed patents on a world-wide basis, and include the right to grant sublicenses.

Under this license agreement we will pay UNC a royalty based on net sales of licensed products. Royalty payments range, based on sales volume, in the low single digits and may be reduced by up to 50% if we are obligated to pay a royalty to a third party in order to make, use or sell such products, subject to a maximum reduction amount. The license agreement also provides for milestone payments of up to $225,000 based on the occurrence of specified development and commercialization events for each product based on a particular active ingredient. We are also obliged to pay to UNC a specified share of sublicensing fees we receive under sublicenses that we grant.

We are obliged to use commercially reasonable efforts to develop and commercialize a licensed product either directly or through a sublicensee. UNC has the right to terminate the license agreement if we or a sublicensee fail to apply for regulatory approval of a licensed product by a certain date, and to commence commercial sales within a specified timeframe after regulatory approval of the licensed product, although we may postpone those dates for successive one year periods by making additional payments to UNC.

We may terminate the license agreement on thirty days’ notice. The license may also be terminated on the bankruptcy or uncured material breach of a party. If it is not sooner terminated, the license agreement ends on the expiration of the last to expire of the licensed patents, which presently is anticipated in June 2015, based on the last patent issued to date.

We are responsible for filing, prosecuting and maintaining the licensed patent rights, and we bear all costs related to those activities. We have the right, but not the obligation, to enforce the patent rights against infringement. We are obligated to indemnify UNC against any liabilities resulting from our utilization of the licensed rights.

As of June 30, 2009 we had made no payments under the UNC license agreement.

Manufacturing and Supply

We currently rely on contract manufacturers to produce drug substances and drug products required for our clinical trials under current good manufacturing practices or cGMP, with oversight by our internal managers. We plan to continue to rely upon contract manufacturers or possibly collaboration partners to manufacture commercial quantities of our drug candidates if and when approved for marketing by the FDA. We currently rely on a single manufacturer for the preclinical or clinical supplies of each of our drug candidates and do not currently have relationships for redundant supply or a second source for any of our drug candidates. We believe that there are alternate sources of supply that can satisfy our clinical trial requirements without significant delay or material additional costs.

Sales and Marketing

We may establish our own sales and marketing capabilities if and when we obtain regulatory approval of our drug candidates. Patients in the markets for our drug candidates are largely managed by medical specialists in the areas of oncology and infectious diseases. Historically, companies have experienced substantial commercial success through the deployment of specialized sales forces which can address a majority of key prescribers. Therefore, we may utilize a specialized sales force in the United States for the sales and marketing of drug candidates that we may successfully develop. We currently have limited marketing, sales and distribution capabilities. In order to participate in the commercialization of any of our drugs, we must develop these capabilities on our own or in collaboration with third parties. We may also choose to hire a third party to provide sales personnel instead of developing our own staff. Outside of the United States, and in situations or markets where a more favorable return may be realized through licensing commercial rights to a third party, we may license a portion or all of our commercial rights in a territory to a third party in exchange for one or more of the following: up-front payments, research funding, development funding, milestone payments and royalties on drug sales.

Competition

The development and commercialization of new drugs is highly competitive. We will face competition with respect to all drug candidates we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. The key factors affecting the success of any approved product will be its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs. If approved, we would expect our clinical-stage drug candidates, Azixa, MPC-3100 and MPC-4326 to compete with approved drugs and drug candidates currently under development, including the following:

•

Azixa. If approved, we would expect Azixa to compete with multiple vascular disrupting agents in clinical development (including ASA404 from Novartis and AVE8062 from sanofi-Aventis, which are currently in Phase 3 development) as well as numerous treatments for glioblastoma in development (including cediranib from AstraZeneca and cilengitide from Merck KGaA, which are currently in Phase 3 development) and approved products bevacizumab, temozolomide and Gliadel implants. If approved for metastatic melanoma, we would expect Azixa to compete with other treatments for metastatic melanoma currently in clinical development (including ipilimumab from Bristol-Myers Squibb and sunitinib from Pfizer, which are currently in Phase 3 and Phase 2 development, respectively) and approved products interleukin-2 and dacarbazine.

•

MPC-3100. If approved, we would expect MPC-3100 to compete with natural product derived, geldanamycin-based analogs in development (including tanespimycin from Kosan/Bristol-Myers Squibb and retaspimycin from Infinity/AstraZeneca, which are in Phase 2/3 development) and non-geldanamycin products in development (including BIIB021 from Biogen Idec and SNX5422 from Serenex/Pfizer which are in Phase 1/2 development), small molecule inhibitors of Hsp90 currently in clinical development as well as other cancer treatments currently approved or in clinical development.

•

MPC-4326. If approved, we would expect MPC-4326 to compete with all the approved classes of ARV drugs for the treatment of HIV-infected patients and others in development. Approved drugs include: two classes of reverse transcriptase inhibitors; NRTIs, including tenofovir and others, and NNRTIs, including efavirenz and others; protease inhibitors, including ritonavir and others; the fusion inhibitor, enfuvirtide; the integrase inhibitor, raltegravir; and the CCR5 antagonist, maraviroc. In addition, there are several antiretroviral drugs in Phase 3 development including rilpivirine from J&J/Tibotec and elvitegravir from Gilead.

Many of our potential competitors have substantially greater financial, technical, and personnel resources than us. In addition, many of these competitors have significantly greater commercial infrastructures. Our ability to compete successfully will depend largely on our ability to leverage our collective experience in drug discovery, development and commercialization to:

•	discover and develop medicines that are differentiated from other products in the market;

•	obtain patent and/or proprietary protection for our medicines and technologies;

•	obtain required regulatory approvals;

•	commercialize our drugs, if approved; and

•	attract and retain high-quality research, development, and commercial personnel.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our drugs must be approved by the FDA through the new drug application, or NDA, process before they may be legally marketed in the United States.

United States Government Regulation

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include:

•	the FDA’s refusal to approve pending applications;

•	license suspension or revocation;

•	withdrawal of an approval;

•	a clinical hold;

•	warning letters;

•	product recalls;

•	product seizures;

•	total or partial suspension of production or distribution; or

•	injunctions, fines, civil penalties or criminal prosecution.

Any agency or judicial enforcement action could have a material adverse effect on us. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests according to Good Laboratory Practices;

•	submission of an IND, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to Good Clinical Practices to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or nonclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, specifically places the sponsor on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with good clinical practice regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Each new clinical protocol must be submitted to the FDA as part of the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The drug is initially introduced into healthy human subjects or patients with the disease and tested for safety, dosage tolerance, pharmacokinetics, pharmacodynamics, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2. Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. In addition, an IRB can suspend or terminate approval of a clinical trial at its institutions for several reasons, including if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points are prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If a Phase 2 clinical trial is the subject of discussion at an end of Phase 2 meeting with the FDA, a sponsor may be able to request a special protocol assessment, the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. If such an agreement is reached, it will be documented and made part of the administrative record, and it will be binding on the FDA unless public health concerns unrecognized at the time of protocol assessment are evident, and may not be changed except under a few specific circumstances.

On occasion, the FDA may suggest or the sponsor of a clinical trial may decide to use an independent data monitoring committee, or DMC, to provide advice regarding the continuing safety of trial subjects and the continuing validity and scientific merit of a trial. In 2006, the FDA published a final Guidance for Clinical Trial Sponsors on the Establishment and Operation of Clinical Trial Data Monitoring Committees in which it describes the types of situations in which the use of a DMC is appropriate and suggests how a DMC should be established and operate. DMCs evaluate data that may not be available to the sponsor during the course of the study to perform interim monitoring of clinical trials for safety and/or effectiveness and consider the impact of external information on the trial. They often make recommendations to the sponsor regarding the future conduct of the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and the manufacturer must develop methods for testing the quality, purity and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf-life.

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, results of chemical studies and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory authorities typically takes at least several years and the actual time required may vary substantially, based upon, among other things, the indication and the type, complexity and novelty of the product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial application of the product. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any drug candidate could substantially harm our business and cause our stock price to drop significantly. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, we cannot be sure that the FDA will not later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Drugs that receive an accelerated approval may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease.

Pediatric Exclusivity

Section 505A of the FDCA, as amended by the FDA Amendments Act of 2007, permits certain drugs to obtain an additional six months of exclusivity, if the sponsor submits information requested in writing by the FDA, or a Written Request, relating to the use of the drug in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a drug in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

We have not requested or received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric market exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies in accordance with a written agreement with the FDA or, if there is no written agreement, in accordance with commonly accepted scientific principles, and submit reports of the studies. The FDA will accept the reports upon its determination that the studies were conducted in accordance with and are responsive to the original Written Request or commonly accepted scientific principles, as appropriate, and that the reports comply with the FDA’s filing requirements. The FDA may not issue a Written Request for such studies or accept the reports of the studies.

Post-approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;

•	reporting of adverse experiences with the drug;

•	providing the FDA with updated safety and efficacy information;

•	drug sampling and distribution requirements;

•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes;

•	complying with certain electronic records and signature requirements; and

•	complying with FDA promotion and advertising requirements.

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP and other laws.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

As in the United States, we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our drug candidates may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

The passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries, and includes a major expansion of the prescription drug benefit under a new Medicare Part D. Medicare Part D went into effect on January 1, 2006. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

It is not clear what effect the MMA will have on the prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. At the present time, Medicare is prohibited from negotiating directly with pharmaceutical companies for drugs. However, Congress has periodically considered legislation that would lift the ban on federal negotiations. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our drug candidates.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009. This law provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate any policies for public or private payors, it is not clear what if any effect the research will have on the sales of our drug candidates if any such drug candidate or the condition that it is intended to treat is the subject of a study. Decreases in third-party reimbursement for our drug candidates or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of the drug candidate and have a material adverse effect on our sales, results of operations and financial condition.

Employees

As of September 1, 2009, we had 181 full-time employees, 56 of whom hold an M.D., Ph.D, or combined M.D./Ph.D. Approximately 159 employees are engaged in research and development and clinical and regulatory affairs, and 22 are in general and administrative functions. Our workforce is non-unionized, and we believe our employee relations are good.

Corporate History and Available Information

We were incorporated in Delaware in January 2009 as a new, wholly owned subsidiary of Myriad Genetics, Inc. in order to effect the separation and spin-off of Myriad Genetics’ research and drug development businesses as a stand-alone, independent, publicly traded company. In connection with the formation of this new subsidiary, Myriad Genetics’ existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and we adopted the name of Myriad Pharmaceuticals, Inc. On June 30, 2009, Myriad Genetics contributed substantially all of the assets and certain liabilities of its research and drug development businesses as well as $188 million in cash and marketable securities to us and effected the spin-off of our company through the pro rata dividend distribution to its stockholders of all outstanding shares of our common stock.

Our principal executive offices are located at 320 Wakara Way, Salt Lake City, Utah 84108. Our telephone number is 801-214-7800 and our web site address is www.myriadpharma.com. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site. We make available free of charge through the “Investors—Financial Information” section of our web site our Corporate Code of Conduct and Ethics, our Audit Committee and other committee charters and our other corporate governance policies, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).

Item 1A.	RISK FACTORS

The risks and uncertainties described below are those that we currently believe may materially affect our company. If any of the following risks actually occur, they may materially harm our business, our financial condition and our results of operations.

Risks Relating to Our Financial Position and Our Business

We anticipate that we will incur losses for the foreseeable future and we may never achieve or sustain profitability.

We do not expect to generate the cash that is necessary to finance our operations in the short term. We incurred losses of $58.1 million, $34.4 million and $92.7 million for the years ended June 30, 2009, 2008 and 2007, respectively. We expect to continue to incur significant research and development and other significant operating expenses and capital expenditures and anticipate that our expenses and losses will increase substantially in the foreseeable future as we:

•	conduct our ongoing and planned clinical trials for Azixa, MPC-4326, and MPC-3100 and initiate additional clinical trials, if supported by the results of our ongoing trials;

•	complete preclinical development of MPI-461359 and MPI-443803 and initiate clinical trials, if supported by positive preclinical data;

•	begin to establish commercial manufacturing arrangements and establish sales and marketing functions;

•	identify additional drug candidates and acquire rights from third parties to drug candidates through licenses, acquisitions or other means;

•	commercialize any approved drug candidates;

•	hire additional clinical, scientific, manufacturing/quality and management personnel; and

•	add operational, financial and management information systems and personnel.

We must generate significant revenue to achieve and maintain profitability. Even if we succeed in developing and commercializing one or more of our drug candidates, we may not be able to generate sufficient revenue and we may never be able to achieve or maintain profitability.

We will require additional capital to fund our operations, and if we are unable to obtain such capital, we will be unable to successfully develop and commercialize our drug candidates.

We believe that our existing cash and investment securities will be sufficient to support our current operating plan through at least June 30, 2012. However, we will require additional capital in order to complete the clinical development of and to commercialize our drug candidates. Our future capital requirements will depend on many factors that are currently unknown to us, including:

•	the timing of initiation, progress, results and costs of our clinical trials for Azixa, MPC-4326, and MPC-3100;

•	the results of preclinical studies of MPI-461359 and MPI-443803, and the timing of initiation, progress, results and costs of any clinical trials that we may initiate based on the preclinical results;

•	the costs of establishing commercial manufacturing arrangements and of establishing sales and marketing functions;

•	the scope, progress, results, and cost of preclinical development, clinical trials, and regulatory review of any new drug candidates for which we may initiate development;

•	the costs of preparing, filing, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property-related claims;

•	our ability to establish research collaborations and strategic collaborations and licensing or other arrangements on terms favorable to us;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the timing, receipt, and amount of sales or royalties, if any, from any approved drug candidates.

We cannot assure you that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may be required to:

•	terminate or delay clinical trials or other development for one or more of our drug candidates;

•	delay our establishment of sales and marketing capabilities, commercial manufacturing capabilities, or other activities that may be necessary to commercialize our drug candidates; or

•	curtail significant drug development programs that are designed to identify new drug candidates.

We may seek to raise any necessary funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us, in order to raise additional funds through alliance, joint venture or licensing arrangements.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain, and motivate qualified personnel.

We are highly dependent on Dr. Adrian Hobden, our President and Chief Executive Officer, Wayne Laslie, our Chief Operating Officer, Robert Lollini, our Chief Financial Officer, and Dr. Edward Swabb, our Senior Vice President, Drug Development, and Chief Medical Officer. There can be no assurance that we will be able to retain any of our key executives due in part to the fact that the agreements we have entered into with the principal members of our executive and scientific teams provide for employment that can be terminated by either party without cause at any time. Further, the non-compete provisions to which each employee is subject, generally expire for certain key executive officers one year from the applicable date of termination of employment, which means that these executives may be employed by a competitor of ours in the future. We intend to enter into retention agreements with certain of our key executive officers to reinforce and encourage continued employment and dedication without distraction from the possibility of a change in control and related events and circumstances. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives. Recruiting and retaining qualified scientific personnel and possibly sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Risks Related to the Development and Regulatory Approval of Our Drug Candidates

Our success is largely dependent on the success of our drug candidates, and we cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of these drug candidates.

We have invested a significant portion of our time and financial resources in the development of our drug candidate, Azixa for the treatment of solid primary and metastatic brain tumors. We have also invested a significant amount of time and financial resources in the development of our other clinical-stage drug candidates, MPC-4326 and MPC-3100. We anticipate that our success will depend largely on the receipt of regulatory approval and successful commercialization of these drug candidates. The future success of these drug candidates will depend on several factors, including the following:

•	our ability to provide acceptable evidence of their safety and efficacy;

•	receipt of marketing approval from the FDA and any similar foreign regulatory authorities;

•	obtaining and maintaining commercial manufacturing arrangements with third-party manufacturers or establishing commercial-scale manufacturing capabilities;

•	establishing an internal sales force or collaborating with pharmaceutical companies or contract sales organizations to market and sell any approved drug; and

•	acceptance of any approved drug in the medical community and by patients and third-party payors.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenues through the sale of Azixa, MPC-4326 or MPC-3100.

Our drug candidates are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our drug candidates, we will not be successful.

To date, we have not marketed, distributed or sold any drugs. The success of our business depends substantially upon our ability to develop and commercialize our drug candidates successfully. We have three clinical-stage drug candidates currently in development, Azixa, MPC-4326 and MPC-3100, all of which are in the early stages of development. Our drug candidates are prone to the risks of failure inherent in drug development. Before obtaining regulatory approvals for the commercial sale of Azixa, MPC-4326, MPC-3100 or any other drug candidate for a target indication, we must demonstrate with substantial evidence gathered in well-controlled clinical trials, and, with respect to approval in the United States, to the satisfaction of the FDA and, with respect to approval in other countries, similar regulatory authorities in those countries, that the drug candidate is safe and effective for use for that target indication. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. Despite our efforts, our drug candidates may not:

•	offer improvement over existing, comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards; or

•	be successfully commercialized.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. Interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from completed preclinical studies and clinical trials for our drug candidates may not be predictive of the results we may obtain in later stage trials or studies. Our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or to discontinue clinical trials altogether. We do not expect any of our drug candidates to be commercially available for at least several years and some or all may never become commercially available.

If clinical trials for our drug candidates are prolonged or delayed, we may be unable to commercialize our drug candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or any regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of our ongoing and planned clinical trials and negatively impact our ability to obtain regulatory approval for, and to market and sell, a particular drug candidate:

•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;

•

delays in obtaining, or our inability to obtain, required approvals from institutional review boards, or IRBs, or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	insufficient supply or deficient quality of our drug candidates or other materials necessary to conduct our clinical trials;

•	delays in obtaining regulatory agency agreement for the conduct of our clinical trials;

•

lower than anticipated enrollment and retention rate of subjects in clinical trials for a variety of reasons, including size of patient population, nature of trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	serious and unexpected drug-related side effects experienced by patients in clinical trials; or

•	failure of our third-party contractors to meet their contractual obligations to us in a timely manner.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board, or DSMB, overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	varying interpretation of data by the FDA or similar foreign regulatory authorities;

•	failure to achieve primary or secondary endpoints or other failure to demonstrate efficacy;

•	unforeseen safety issues; or

•	lack of adequate funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the cost, timing or successful completion of a clinical trial.

We do not know whether our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Delays in our clinical trials will result in increased development costs for our drug candidates. In addition, if we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be delayed. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate.

Even if our drug candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval would impair our ability to develop foreign markets for our drug candidates.

Both before and after marketing approval, our drug candidates are subject to ongoing regulatory requirements, and if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions and the sale of any approved commercial products could be suspended.

Both before and after regulatory approval to market a particular drug candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the drug are subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products or manufacturing processes;

•	untitled or warning letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•	product seizures or detentions;

•	import bans;

•	voluntary or mandatory product recalls and related publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

If side effects increase or are identified during the time our drug candidates are in development or after they are approved and on the market, we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw any such products from the market, any of which would hinder or preclude our ability to generate revenues.

In completed and ongoing clinical trials in which a total of 102 subjects have been treated with Azixa, our drug candidate in development for the treatment of cancer, eight serious adverse events in seven subjects have been reported as possibly, probably or definitely related to Azixa. These events consist of one subject experiencing two events of hypersensitivity, two subjects experiencing nonfatal myocardial infarctions, one subject experiencing elevated troponin I levels, two subjects experiencing a cerebral hemorrhage, and one subject experiencing CNS cerebral ischemia. To date, a total of more than 740 people have been exposed to MPC-4326, our drug candidate in development for the treatment of HIV. Across all trials of MPC-4326 conducted there has been one serious adverse event involving an HIV-positive patient suffering a stroke, which was considered possibly related to treatment by the investigator. Other reported adverse events of mild or moderate intensity that appear to be related to treatment with MPC-4326 include diarrhea, nausea, headache and dizziness. In the second quarter of 2009, we initiated an open-label, dose-finding, multiple-dose Phase 1 clinical trial of MPC-3100, our drug candidate in development for the treatment of cancer, in up to 40 patients with refractory or relapsed cancers, including solid tumors, lymphomas and leukemias. In this ongoing study, MPC-3100 has been observed to be orally bioavailable in cancer patients. The pharmacokinetic properties and drug concentration achieved in patients to date are similar to those observed in efficacious animal studies and no dose limiting toxicities have been reported to date.

Furthermore, even if any of our drug candidates receives marketing approval, as greater numbers of patients use a drug following its approval, if the incidence of side effects increases or if other problems are observed after approval that were not seen or anticipated during pre-approval clinical trials, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could substantially increase the costs and expenses of developing, commercializing and marketing any such drug candidates or could harm or prevent sales of any approved products.

We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Certain of our drug development activities involve the controlled storage, use, and disposal of hazardous materials. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe that our safety procedures for the handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials, and we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. Because we believe that our laboratory and materials handling policies and practices sufficiently mitigate the likelihood of materials liability or third-party claims, we currently carry no insurance covering such claims. An accident could damage, or force us to shut down, our operations.

Risks Related to the Commercialization of Our Drug Candidates

Even if any of our drug candidates receives regulatory approval, if the approved product does not achieve broad market acceptance, the revenues that we generate from sales of the product will be limited.

Even if any drug candidates we may develop or acquire in the future obtain regulatory approval, they may not gain broad market acceptance among physicians, healthcare payors, patients, and the medical community. The degree of market acceptance for any approved drug candidate will depend on a number of factors, including:

•	timing of market introduction of competitive products;

•	demonstration of clinical safety and efficacy compared to other products;

•	prevalence and severity of adverse side effects;

•	availability of reimbursement from managed care plans and other third-party payors;

•	convenience and ease of administration;

•	cost-effectiveness;

•	other potential advantages of alternative treatment methods; and

•	ineffective marketing and distribution support of our products.

If our approved drugs fail to achieve broad market acceptance, we may not be able to generate significant revenue and our business would suffer.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenue.

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

If government and third-party payors fail to provide adequate coverage and reimbursement rates for any of our drug candidates that receive regulatory approval, our revenue and prospects for profitability will be harmed.

In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health programs such as Medicare, managed care providers, private health insurers, and other organizations. These third-party payors are increasingly attempting to contain healthcare costs by demanding price discounts or rebates and limiting both coverage and the amounts that they will pay for new drugs, and, as a result, they may not cover or provide adequate payment for our drug candidates. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls the pricing and profitability of prescription pharmaceuticals. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental controls. In addition, recent changes in the Medicare program and increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenue and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our drug candidates are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, changes the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and disabled and introduced new reimbursement methodologies, based on average sales prices for drugs that are administered in an in-patient setting or by physicians. In addition, this legislation provides authority for limiting the number of drugs that will be covered in any therapeutic class. Although we do not know what impact the new reimbursement methodologies will have on the prices of new drugs, we expect that there will be added pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The markets for our drug candidates are subject to intense competition. If we are unable to compete effectively, our drug candidates may be rendered noncompetitive or obsolete.

The development and commercialization of new drugs is highly competitive. We will face competition with respect to all drug candidates we may develop or commercialize in the future from pharmaceutical and biotechnology companies worldwide. The key factors affecting the success of any approved product will be its efficacy, safety profile, drug interactions, method of administration, pricing, reimbursement and level of promotional activity relative to those of competing drugs. If approved, we would expect our clinical-stage drug candidates, Azixa, MPC-3100 and MPC-4326 to compete with approved drugs and drug candidates currently under development, including the following:

•

Azixa. If approved, we would expect Azixa to compete with multiple vascular disrupting agents in clinical development (including ASA404 from Novartis and AVE8062 from sanofi-Aventis, which are currently in Phase 3 development) as well as numerous treatments for glioblastoma in development (including cediranib from AstraZeneca and cilengitide from Merck KGaA, which are currently in Phase 3 development) and approved products bevacizumab, temozolomide and Gliadel implants. If approved for metastatic melanoma, we would expect Azixa to compete with other treatments for metastatic melanoma currently in clinical development (including ipilimumab from Bristol-Myers Squibb and sunitinib from Pfizer, which are currently in Phase 3 and Phase 2 development, respectively) and approved products interleukin-2 and dacarbazine.

•

MPC-3100. If approved, we would expect MPC-3100 to compete with natural product derived, geldanamycin-based analogs in development (including tanespimycin from Kosan/Bristol-Myers Squibb and retaspimycin from Infinity/AstraZeneca, which are in Phase 2/3 development) and non-geldanamycin products in development (including BIIB021 from Biogen Idec and SNX5422 from Serenex/Pfizer which are in Phase 1/2 development), small molecule inhibitors of Hsp90 currently in clinical development as well as other cancer treatments currently approved or in clinical development.

•

MPC-4326. If approved, we would expect MPC-4326 to compete with all the approved classes of antiretroviral drugs for the treatment of HIV-infected patients and others in development. Approved drugs include: two classes of reverse transcriptase inhibitors; NRTIs, including tenofovir and others, and NNRTIs, including efavirenz and others; protease inhibitors, including ritonavir and others; the fusion inhibitor, enfuvirtide; the integrase inhibitor, raltegravir; and the CCR5 antagonist, maraviroc. In addition, there are several antiretroviral drugs in Phase 3 development including rilpivirine from J&J/Tibotec and elvitegravir from Gilead.

Furthermore, many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations are pursuing the development of novel drugs that target the same indications we are targeting with our drug candidates. We face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Many of our competitors have:

•	significantly greater financial, technical and human resources than we have and may be better equipped to discover, develop, manufacture and commercialize drug candidates;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•	drug candidates that have been approved or are in late-stage clinical development; and/or

•	collaborative arrangements in our target markets with leading companies and research institutions.

Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our drug candidates. Furthermore, the development of new treatment methods and/or the widespread adoption or increased utilization of any vaccine or development of other products or treatments for the diseases we are targeting could render our drug candidates noncompetitive, obsolete or uneconomical. If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our drug candidates, the timing of their entry into the market in relation to competitive products in development, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If we successfully develop drug candidates but those drug candidates do not achieve and maintain market acceptance, our business will not be successful.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could incur substantial liability.

The use of our drug candidates in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for any approved drug candidates;

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	the inability to successfully commercialize any approved drug candidates.

We have obtained product liability insurance coverage for our clinical trials with a $5.0 million annual aggregate coverage limit. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for any of our drug candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

If we inadvertently violate the guidelines pertaining to promotion and advertising of our drug candidates or approved products, we may be subject to disciplinary action by the FDA’s Division of Drug Marketing, Advertising, and Communications or other regulatory bodies.

The FDA’s Division of Drug Marketing, Advertising, and Communications, or DDMAC, is responsible for reviewing prescription drug advertising and promotional labeling to ensure that the information contained in these materials is not false or misleading. There are specific disclosure requirements and the applicable regulations mandate that advertisements cannot be false or misleading or omit material facts about the product. Prescription drug promotional materials must present a fair balance between the drug’s effectiveness and the risks associated with its use. Most warning letters from DDMAC cite inadequate disclosure of risk information.

DDMAC prioritizes its actions based on the degree of risk to the public health and often focuses on newly introduced drugs and those associated with significant health risks. There are two types of letters that DDMAC typically sends to companies which violate its drug advertising and promotional guidelines: notice of violation letters, or untitled letters, and warning letters. In the case of an untitled letter, DDMAC typically alerts the drug company of the violation and issues a directive to refrain from future violations, but does not typically demand other corrective action. A warning letter is typically issued in cases that are more serious or where the company is a repeat offender. Although we have not received any such letters from DDMAC, we may inadvertently violate DDMAC’s guidelines in the future and be subject to a DDMAC untitled letter or warning letter, which may have a negative impact on our business.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such clinical trials.

We do not have the ability to independently conduct clinical trials for our drug candidates, and we rely on third parties, such as contract research organizations, medical institutions, and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Although we have, in the ordinary course of business, entered into agreements with these third parties, we continue to be responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. To date, we believe our contract research organizations and other similar entities with which we are working have performed well. However, if these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue these activities, it may result in a delay of the affected trial. Accordingly, we may be delayed in obtaining regulatory approvals for our drug candidates and may be delayed in our efforts to successfully commercialize our drug candidates for targeted diseases.

If we do not establish strategic collaborations, we may have to alter our development plans.

Our drug development programs and potential commercialization of our drug candidates will require substantial additional cash to fund expenses. Our strategy includes potentially collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our drug candidates, in some or all geographies. It may be difficult to enter into one or more of such collaborations in the future. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our drug candidates to market and generate product revenue.

We have no manufacturing capacity and depend on third-party manufacturers to produce our clinical trial drug supplies.

We do not currently operate manufacturing facilities for clinical or commercial production of any of our drug candidates. We have limited experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on third-party manufacturers to supply, store, and distribute drug supplies for our clinical trials and anticipate future reliance on a limited number of third-party manufacturers until we increase the number of manufacturers with whom we contract. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

Our drug candidates require precise, high quality manufacturing. Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMP, and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

If for some reason our contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements as our manufacturing processes are not manufacturer specific, we may incur added costs and delays in identifying and qualifying any such replacements because the FDA must approve any replacement manufacturer prior to manufacturing our drug candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates after receipt of FDA approval.

We anticipate continued reliance on third-party manufacturers if we are successful in obtaining marketing approval from the FDA and other regulatory agencies for any of our drug candidates.

To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of our approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any of our approved drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If they are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

We depend on third-party suppliers for key raw materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

We rely on third-party suppliers for the raw materials required for the production of our drug candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. We cannot be certain that our current suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our products until a new source of supply, if any, could be identified and qualified. Although we believe there are several other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and commercialization of our drug candidates, including limiting supplies necessary for clinical trials and regulatory approvals, or interrupt production of the existing products that are already marketed, which would have a material adverse effect on our business.

Risks Related to Our Intellectual Property

If we are unable to adequately protect the intellectual property relating to our drug candidates, or if we infringe the rights of others, our ability to successfully commercialize our drug candidates will be harmed.

We own or hold licenses to a number of issued patents and U.S. pending patent applications, as well as foreign patents and pending PCT applications and foreign counterparts. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes.

In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be valid or enforceable or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us. Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the U.S. Patent Office, for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Consequently, we cannot be certain that we or our licensors or co-owners were the first to invent, or the first to file patent applications on, our drug candidates or their use as drugs. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a loss of our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies.

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

We license patent rights from third-party owners. Our licenses may be subject to early termination if we fail to comply with our obligations in our licenses with third parties.

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have licenses from EpiCept Corporation (formerly Maxim Pharmaceuticals, Inc.) with respect to Azixa and from the University of North Carolina with respect to MPC-4326. We may also enter into additional licenses to third-party intellectual property in the future. Our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Under our existing license agreements we are obligated to pay the licensor fees, which may include annual license fees, royalties, a percentage of revenues associated with the licensed technology and a percentage of sublicensing revenue. In addition, under our existing license agreements, we are required to diligently pursue the development of products using the licensed technology. If we breach any of the terms of our licenses, the licensors may terminate the agreements.

Litigation regarding patents, patent applications and other proprietary rights may be expensive and time consuming. If we are involved in such litigation, it could cause delays in bringing drug candidates to market and harm our ability to operate.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents in the future and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization.

In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

•	the patentability of our inventions relating to our drug candidates; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our drug candidates.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in bringing our drug candidates to market; and/or

•	be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment requiring licenses.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Relating to Our Recent Separation from Myriad Genetics

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from Myriad Genetics.

As a stand alone, independent, public company, we believe that our business will benefit from, among other things, allowing our management to design and implement corporate policies and strategies that are based primarily on the characteristics of our business, allowing us to focus our financial resources wholly on our own operations and implement and maintain a capital structure designed to meet our own specific needs. By separating from Myriad Genetics there is a risk that our company may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of the current Myriad Genetics. We may not be able to achieve some or all of the benefits that we expect to achieve as a stand-alone, independent research and drug development company or such benefits may be delayed or may not occur at all. For example, there can be no assurance that analysts and investors will place a greater value on our company as a stand-alone company than on our business being part of Myriad Genetics.

We have no operating history as an independent, public company, and we may be unable to make the changes necessary to operate as an independent company.

Prior to our separation from Myriad Genetics, our business was operated by Myriad Genetics as part of its broader corporate organization rather than as a stand-alone company. Myriad Genetics assisted us by providing financing and certain corporate functions. Following the separation, with the exception of an estimated six month transition period during which Myriad Genetics will lease us certain office space and information technology support, Myriad Genetics will have no obligation to provide assistance to us. Because our business has not been operated as an independent company, we cannot assure you that we will be able to successfully implement the changes necessary to operate independently or that we will not incur additional costs operating independently that would have a negative effect on our business, results of operations or financial condition.

In addition, prior to the separation, our business was able to leverage Myriad Genetics’ size, relationships and purchasing power in procuring goods, services and technology (including office supplies, computer software licenses and equipment), travel and all employee benefits plans for which per employee cost was based on number of lives covered. Our separation from Myriad Genetics will have a significant impact on the per employee cost for certain coverage such as health care and disability.

We are in the process of creating our own, or engaging third parties to provide, systems and business functions to replace many of the systems and business functions that Myriad Genetics currently provides us. We will also need to make significant investments in information technology and administrative personnel to develop our independent ability to operate without Myriad Genetics’ existing operational and administrative infrastructure. These initiatives will be costly to implement, and we may not be successful in implementing these systems and business functions. We estimate that replacement costs to implement accounting, human resource, payroll, purchasing, information technology and legal and other business functions and systems will be approximately $3.9 million. In addition, we expect to spend up to approximately $6.0 million on leasehold improvements to our facilities after the separation.

We may experience increased costs as a result of the separation.

We need to provide for certain administrative and support functions that were previously provided by Myriad Genetics. In addition, certain services still provided by MGI will need to be replaced in the near future.

We may not be successful in replacing, in a timely manner, the services or other benefits that Myriad Genetics previously provided to us. We are or anticipate providing these services internally or obtaining such services from unaffiliated third parties, and we expect that in some instances, we will incur higher costs to obtain such services. Thus, we anticipate that we will incur additional incremental expenses associated with being an independent, public company. As a result, we may not be able to operate our business effectively and our projected losses may increase.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the separation. If we are unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

Our financial results previously were included within the consolidated results of Myriad Genetics. However, we were not directly subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of the separation, we are now subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting. These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.

To comply with these requirements, we will need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, if we are unable to conclude that our internal control over financial reporting is effective (or if the auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

Our historical financial information is not necessarily representative of the results we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical financial information we have included in this Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been an independent, publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future when we are an independent company. This is primarily because:

•

our historical financial information reflects allocations for services historically provided to us by Myriad Genetics, which allocations may not reflect the costs we will incur for similar services in the future as an independent company; and

•

our historical financial information does not reflect changes that we expect to incur in the future as a result of our separation from Myriad Genetics, including changes in the cost structure, personnel needs, financing and operations of the contributed businesses as a result of the separation from Myriad Genetics and from reduced economies of scale.

Following the separation, we are now responsible for the additional costs associated with being an independent, public company, including costs related to corporate governance and listed and registered securities. Therefore, our financial statements may not be indicative of our future performance as an independent company. For additional information about our past financial performance and the basis of presentation of our financial statements, please see “Selected Historical Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.

We may have received better terms from unaffiliated third parties than the terms we received in our agreements with Myriad Genetics.

The agreements related to our separation from Myriad Genetics, including the Separation and Distribution Agreement, Tax Sharing Agreement and the other agreements, were negotiated in the context of our separation from Myriad Genetics while we were still part of Myriad Genetics and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements we negotiated in the context of our separation related to, among other things, allocation of assets, liabilities, rights, indemnifications and other obligations among Myriad Genetics and us. We may have received better terms from third parties because third parties may have competed with each other to win our business. The general criteria used to determine the allocation of assets and liabilities related to our separation from Myriad Genetics was based on ensuring the ability of us to successfully operate the research and pharmaceutical businesses on an independent basis, with no further involvement of Myriad Genetics. Thus, the assets used in the operations of the research and pharmaceutical businesses, as well as $188 million were contributed by Myriad Genetics to us. We believe that with these capital contributions, we will have adequate funds for our current and planned operations through at least June 30, 2012. In addition, we have assumed any continuing contractual obligations related to the research and drug development businesses; however, all liabilities or payables related to such businesses that accrued prior to the separation, except accrued vacation of approximately $1.0 million and other accrued liabilities related to drug development activities of approximately $3.6 million, remain the responsibility of Myriad Genetics. All assets and liabilities of Myriad Genetics’ diagnostic business remained with Myriad Genetics.

The ownership by certain of our executive officers and directors of shares of common stock and/or options to purchase shares of common stock of Myriad Genetics may create, or may create the appearance of, conflicts of interest.

The ownership by certain of our executive officers and directors of shares of common stock and/or options to purchase shares of common stock of Myriad Genetics may create, or may create the appearance of, conflicts of interest. Because of their former positions with Myriad Genetics, certain of our executive officers and directors own shares of Myriad Genetics common stock and/or options to purchase shares of Myriad Genetics common stock. The individual holdings of common stock and/or options to purchase common stock of Myriad Genetics may be significant for some of these persons compared to such persons’ total assets. Ownership by our directors and officers of common stock and/or options to purchase common stock of Myriad Genetics creates, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Myriad Genetics than the decisions have for us. For example, our executive officers participated in discussions regarding the terms of the Separation and Distribution Agreement and other agreements related to our separation from Myriad Genetics. Additionally, some of our directors also participated in the negotiation of certain terms under those agreements.

If the distribution of our common stock or certain internal transactions undertaken in connection with the separation are determined to be taxable for U.S. federal income tax purposes, we, our stockholders that are subject to U.S. federal income tax and Myriad Genetics could incur significant U.S. federal income tax liabilities.

Myriad Genetics received a private letter ruling from the Internal Revenue Service regarding the U.S. federal income tax consequences of the distribution of our common stock to the Myriad Genetics stockholders substantially to the effect that the distribution, except for cash received in lieu of a fractional share of our common stock, qualified as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, or the Code. The private letter ruling also provides that certain internal transactions undertaken in anticipation of the separation qualified for favorable treatment under the Code. The private letter ruling relied on certain facts and assumptions, and certain representations and undertakings, from us and Myriad Genetics regarding the past and future conduct of our respective businesses and other matters. Notwithstanding the private letter ruling, the Internal Revenue Service could determine on audit that the distribution or the internal transactions should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distributions should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the distribution. If the distribution ultimately is determined to be taxable, the distribution could be treated as a taxable dividend or capital gain to stockholders who received our common stock in the separation for U.S. federal income tax purposes, and such stockholders could incur significant U.S. federal income tax liabilities. In addition, Myriad Genetics would recognize gain in an amount equal to the excess of the fair market value of our common stock distributed to Myriad Genetics stockholders on the distribution date over Myriad Genetics’ tax basis in such common shares. We and Myriad Genetics would incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the separation should be treated as taxable transactions.

In addition, under the terms of the Tax Sharing Agreement, in the event the distribution or the internal transactions were determined to be taxable and such determination was the result of actions taken after the distribution by us or Myriad Genetics, the party responsible for such failure would be responsible for all taxes imposed on us or Myriad Genetics as a result thereof. Such tax amounts could be significant.

We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve for U.S. federal income tax purposes the tax-free nature of the distribution of our common stock by Myriad Genetics in the separation. In addition, similar limitations and restrictions will apply to Myriad Genetics. Even if the distribution otherwise qualifies for tax-free treatment under Sections 368(a)(1)(D) and 355 of the Code, it may result in corporate level taxable gain to Myriad Genetics under Section 355(e) of the Code if 50% or more, by vote or value, of our common stock or Myriad Genetics common stock is acquired or issued as part of a plan or series of related transactions that includes the distribution. For this purpose, any acquisitions or issuances of Myriad Genetics’ common stock within two years before the distribution, and any acquisitions or issuances of our common stock or Myriad Genetics common stock within two years after the distribution, generally are presumed to be part of such a plan, although we or Myriad Genetics may be able to rebut that presumption. We are not aware of any such acquisitions or issuances of Myriad Genetics common stock within the two years before the distribution. If an acquisition or issuance of our common stock or Myriad Genetics common stock triggers the application of Section 355(e) of the Code, Myriad Genetics would recognize taxable gain as described above, and certain subsidiaries of Myriad Genetics or subsidiaries of ours would incur significant U.S. federal income tax liabilities as a result of the application of Section 355(e) of the Code.

Under the Tax Sharing Agreement, there are restrictions on our ability to take actions that could cause the distribution or certain internal transactions undertaken in anticipation of the separation to fail to qualify as tax-favored transactions, including entering into, approving or allowing any transaction that results in a change in ownership of more than 50% of our common shares, a redemption of equity securities, a sale or other disposition of a substantial portion of our assets, an acquisition of a business or assets with equity securities to the extent one or more persons would acquire 50% or more of our common stock, or engaging in certain internal transactions. These restrictions apply for the two-year period after the distribution, unless we obtain a private letter ruling from the Internal Revenue Service or an unqualified opinion that such action will not cause the distribution or the internal transactions undertaken in anticipation of the separation to fail to qualify as tax-favored transactions, and such letter ruling or opinion, as the case may be, is acceptable to the parties. In addition, Myriad Genetics is subject to similar restrictions under the Tax Sharing Agreement. Moreover, the Tax Sharing Agreement generally provides that a party thereto is responsible for any taxes imposed on any other party thereto as a result of the failure of the distribution or certain internal transactions to qualify as a tax-favored transaction under the Code if such failure is attributable to certain post-distribution actions taken by or in respect of the responsible party or its stockholders, regardless of whether the actions occur more than two years after the distribution, the other parties consent to such actions or such party obtains a favorable letter ruling or opinion as described above. For example, we would be responsible for the acquisition of us by a third party at a time and in a manner that would cause such failure. These restrictions may prevent us from entering into transactions which might be advantageous to our shareholders.

Risks Related to Our Common Stock

Substantial sales of common stock could cause our stock price to decline.

The shares of our common stock that Myriad Genetics distributed to its stockholders generally may be sold immediately in the public market. It is possible that some Myriad Genetics stockholders, including possibly some of our large stockholders, will sell some or all of our common stock received in the distribution for many reasons, such as that our business profile or market capitalization as an independent company does not fit their investment objectives. The sales of significant amounts of our common stock, or the perception in the market that this will occur, could cause the market price of our common stock to decline.

A trading market that provides stable liquidity may not develop for our common stock. In addition the market price of our shares may fluctuate widely.

On June 12, 2009, trading of shares of our common stock began on a “when-issued” basis and has continued on a “regular” basis since July 1, 2009. However, there can be no assurance that an active trading market for our common stock will continue or be sustained in the future. We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	progress in and results from our clinical trials of Azixa, MPC-4326 and MPC-3100;

•	failure or delays in advancing our preclinical drug candidates or other drug candidates we may develop in the future, into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or approved products;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	public concern over our drug candidates or any approved products;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In particular, stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

Provisions of our charter and bylaws and Delaware law and our shareholder rights agreement, or poison pill, may make an acquisition of us or a change in our management more difficult.

Certain provisions of our restated certificate of incorporation and restated bylaws could discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	establish a classified board of directors, providing that not all members of our board be elected at one time;

•	authorize our board of directors to issue without stockholder approval blank check preferred stock;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings; and

•

require the approval of the holders of 80% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our restated certificate of incorporation and restated bylaws.

We have also implemented a poison pill, which could make it uneconomical for a third party to acquire us on a hostile basis. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our headquarters and facilities are located in Salt Lake City, Utah. Effective July 1, 2009, we entered into an agreement with our former parent company, Myriad Genetics, Inc., to sublease approximately 72,000 square feet of office and laboratory space on an interim basis and 87,000 square feet of office and laboratory space that is currently under construction adjacent to our existing facilities. The sublease on our existing facility will terminate upon the completion and occupancy by us of the new facility. The sublease has an initial term of 3 years from the date of occupancy of the new facility and is renewable at our election for a total of an additional 12 years in three-year increments.

We believe our existing facilities and equipment are well maintained and in good working condition and that our current facilities and those under construction will provide adequate capacity for at least the next three years and that additional space, if needed, will be available in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings that we believe will have a material impact on our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 2009, prior to our separation from Myriad Genetics, an annual meeting was held, pursuant to which Myriad Genetics, as our sole shareholder, unanimously elected the following directors:

Gerald P. Belle

Robert Forrester

John T. Henderson

Adrian Hobden

Dennis H. Langer

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On June 12, 2009, prior to our separation from Myriad Genetics, trading in shares of our common stock began on a “when-issued” basis on The NASDAQ Global Market under the symbol “MYRXV” and continued up to and including June 30, 2009, the date of the separation. Since June 30, 2009, our common stock has traded on a “regular” basis under the symbol “MYRX”.

The high and low sales prices per share of our common stock, on The NASDAQ Global Market for the period from June 12, 2009 through June 30, 2009; were $7.49 and $3.63, respectively.

Stockholders

As of September 1, 2009, there were approximately 115 stockholders of record of our common stock. Most of our outstanding shares of common stock are held of record by Cede & Company a nominee for the Depository Trust Company or the DTC. Many brokers, banks and other institutions hold shares as nominees for beneficial owners, which deposit these shares in participant accounts at the DTC. The actual number of beneficial owners of our stock is likely significantly greater than’ the number of stockholders of record, however, we are unable to reasonably estimate the number of such beneficial owners.

Dividends

We have not paid cash dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information as of and for each of the years in the five-year period ended June 30, 2009, which has been derived from our (1) audited financial statements as of June 30, 2009 and 2008 and for the years ended June 30, 2009, 2008 and 2007, which are included elsewhere in this Form 10-K; (2) audited financial statements as of June 30, 2007 and for the year ended June 30, 2006, which are not included elsewhere in this Form 10-K and (3) unaudited financial statements as of June 30, 2006 and 2005 and for the year ended June 30, 2005, which are also not included elsewhere in this Form 10-K. In our opinion, the information derived from our unaudited financial statements is presented on a basis consistent with the information in our audited financial statements. The selected financial information presented may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during the periods presented or of our future performance as an independent company. See “Risk Factors—Risks Relating to Our Recent Separation from Myriad Genetics.”

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and accompanying notes included elsewhere in this Form 10-K.

	Years ended June 30,
In thousands	2009	2008		2007	2006	2005
Statement of Operations Data:
Research revenue	$5,456	$6,774		$11,841	$13,658	$11,081
Pharmaceutical revenue	—	100,000	(1)	—	—	—
Other revenue	—	4,000		—	—	—

Total revenues	5,456	110,774		11,841	13,658	11,081
Costs and expenses:
Research and development expense	54,611	121,526	(2)	94,929	77,682	56,147
Selling, general and administrative expense	8,981	20,600		10,250	6,955	3,447

Total costs and expenses	63,592	142,126		105,179	84,637	59,594

Operating loss	(58,136)	(31,352)		(93,338)	(70,979)	(48,513)
Other income (expense)	—	(3,017	)(3)	653	(2)	(1,964)

Net loss	$(58,136)	$(34,369)		$(92,685)	$(70,981)	$(50,477)

Pro forma net loss per basic and diluted share (4)	$(2.43)	$(1.43)		$(3.87)	$(2.96)	$(2.11)

	As of June 30,
In thousands	2009	2008		2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents and marketable securities (5)	$188,005	$—		$—	$—	$—
Current liabilities	4,576	46,568		10,875	16,201	11,109
Total assets	193,677	15,746		16,244	17,188	15,222
Total shareholders’ / parent equity (6)	$189,101	$(30,822)		$5,369	$987	$4,113

(1)	Represents a nonrefundable upfront payment from A/S Lundbeck for the former drug candidate Flurizan.

(2)	Amount includes an accrued $20 million sublicense fee payable related to Flurizan.

(3)	Amount includes the write-off of the cost basis investment in Encore Pharmaceuticals.

(4)	Pro forma net loss per share calculated based on the 23,974,211 shares issued in connection with the spin-off for all periods.

(5)	Prior to the separation all cash and investments were held and managed by Myriad Genetics.

(6)	Balance prior to 2009 represents Myriad Genetics’ net investment (or capital deficiency) in MPI.

Quarterly Financial Data (Unaudited)

	Quarter Ended
In thousands	June 30, 2009	March 31, 2009	December 31, 2009	September 30, 2009
Research revenue	$392	$956	$424	$3,684
Pharmaceutical revenue	—	—	—	—
Other revenue	—	—	—	—

Total revenue	392	956	424	3,684

Costs and expenses:
Research and development expense	12,914	13,401	15,461	12,835
Selling, general, and administrative expense	1,824	2,634	2,052	2,471

Total costs and expenses	14,738	16,035	17,513	15,306

Operating loss	(14,346)	(15,079)	(17,089)	(11,622)

Other income (expense)	—	—	—	—

Net loss	$(14,346)	$(15,079)	$(17,089)	$(11,622)

	Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2008	September 30, 2008
Research revenue	$1,302	$867	$2,395	$2,210
Pharmaceutical revenue	100,000	—	—	—
Other revenue	875	1,875	1,250	—

Total revenue	102,177	2,742	3,645	2,210

Costs and expenses:
Research and development expense	50,435	26,487	22,552	22,052
Selling, general, and administrative expense	7,221	5,525	3,880	3,974

Total costs and expenses	57,656	32,012	26,432	26,026

Operating loss	44,521	(29,270)	(22,787)	(23,816)

Other income (expense)	(3,000)	(32)	15	—

Net loss	$41,521	$(29,302)	$(22,772)	$(23,816)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with “Selected Financial Data,” and the financial statements and the related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Information regarding these forward-looking statements can be found in the preface to Part I, Item 1 “Business” of this Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K.

Overview

We were incorporated in Delaware in January 2009 as a new, wholly owned subsidiary of Myriad Genetics, Inc. in order to effect the separation and spin-off of Myriad Genetics’ research and drug development businesses as a stand-alone, independent, publicly traded company. In connection with the formation of this new subsidiary, Myriad Genetics’ existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and we adopted the name of Myriad Pharmaceuticals, Inc. On June 30, 2009, Myriad Genetics contributed substantially all of the assets and certain liabilities of its research and drug development businesses as well as $188 million in cash and marketable securities to us and effected the spin-off of our company through a pro rata dividend distribution to its stockholders of all outstanding shares of our common stock.

Myriad Pharmaceuticals, Inc. is a specialty pharmaceutical company focused on discovering, developing, and commercializing novel small molecule drugs that address severe medical conditions with large potential markets, including cancer and HIV infection. Our pipeline includes clinical and preclinical drug candidates with distinct mechanisms of action and novel chemical structures. The discovery and development of each of our drug candidates has been guided by a unique understanding of the genetic causes of human diseases and the genetic factors that may cause drug side effects, drug interactions, and poor drug metabolism. Our extensive experience in human genetics, protein-protein interaction technology and chemical proteomic drug discovery has allowed identification of novel drug targets and accelerated progression from chemical lead compounds to investigational drug candidates.

We operate in one reportable operating segment that includes research and drug development. Until the fiscal year ended June 30, 2008, our revenues have consisted primarily of research payments related to research collaboration agreements. In fiscal 2008, our revenue included a $100.0 million non-refundable fee received from H. Lundbeck A/S, or Lundbeck, in connection with an agreement granting Lundbeck European commercialization rights to Flurizan, our former drug candidate for the treatment of Alzheimer’s disease. During the year ended June 30, 2009, we reported a net loss of $58.1 million.

We expect to incur significant net losses for the foreseeable future and that such losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Additionally, we expect to incur substantial sales, marketing and other expenses in preparation for the commercialization of our drug candidates and some of these expenses will be incurred prior to FDA approval, which approval is not assured.

Our drug development research and development expenses include costs incurred for our current clinical-stage drug candidates as well as our discontinued drug candidates Flurizan and MPC-9055. Currently, the only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We do not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. We also incurred costs related to external research collaborations from our research services business. We track all underlying principal costs associated with our research collaborations.

All development costs for our drug candidates and external research collaborations are expensed as incurred. Our research and development expense for each of our current clinical programs as well as our discontinued drug candidates Flurizan and MPC-9055 during the fiscal years ended June 30, 2009, 2008 and 2007 are as follows:

	Years Ended June 30,
(In thousands)	2009	2008	2007
External costs, drug candidates:
Azixa	$4,279	$2,981	$2,250
MPC-4326	9,175	—	—
MPC-3100	2,952	463	—
MPC-9055	2,867	4,863	2,472
Flurizan	(9,861)	66,147	47,499

Sub-total direct costs	9,412	74,454	52,221
Internal costs, drug candidates	7,508	7,158	4,907
Preclinical development costs	35,677	35,035	24,324
External research collaborations	2,014	4,879	13,477

Total research and development	$54,611	$121,526	$94,929

The timing and amount of any future expenses, completion dates, and revenues for our drug candidates is not readily determinable due to the early stage of these development programs.

We do not know if we will be successful in developing any of our drug candidates. While expenses associated with the completion of our current clinical programs are expected to be substantial and increase, we believe that accurately projecting total program-specific expenses through commercialization is not possible at this time. The timing and amount of these expenses will depend upon the costs associated with potential future clinical trials of our drug candidates, and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including:

•	the scope, rate of progress, and expense of our clinical trials and other research and development activities;

•	the length of time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials;

•	the efficacy and safety results of our clinical trials and the number of additional required clinical trials;

•	the terms and timing of regulatory approvals;

•	our ability to market, commercialize, manufacture and supply, and achieve market acceptance for our drug candidates that we are developing or may develop in the future; and

•	the filing, prosecuting, defending or enforcing any patent claims or other intellectual property rights.

A change in the outcome of any of the foregoing variables in the development of a drug candidate could mean a significant change in the costs and timing associated with the development of that drug candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate to complete clinical development of a drug candidate, or if we experience significant delays in the enrollment of patients in any of our clinical trials, we would be required to expend significant additional financial resources and time on the completion of clinical development.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	revenue recognition;

•	clinical trial expenses; and

•	share-based payment expense.

Revenue Recognition

Revenue from non-refundable upfront license fees where we have continuing involvement is recognized ratably over the development or agreement period or upon termination of a development or license agreement when we have no ongoing obligation.

Research revenue includes revenue from research services agreements, milestone payments, and technology licensing agreements. In applying the principles of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, as well as Emerging Issues Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, as underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. We make adjustments, if necessary, to the estimates used in our calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying balance sheets. Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When we have continuing performance obligations, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We recognize revenue from upfront nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

Clinical Trial Expenses

The cost of our clinical trials is based, in part, on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations (the CROs). In the normal course of business, we contract with third parties to perform various clinical trial activities in the ongoing development of our drug candidates. The financial terms of these agreements vary from contract to contract, are subject to negotiation and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, we recognize direct expenses related to each patient enrolled in a clinical trial on an estimated cost-per-patient basis as services are performed. In addition to considering information from our clinical operations group regarding the status of our clinical trials, we rely on information from CROs, such as estimated costs per patient, to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which relate to site and other administrative costs to manage our clinical trials, we rely on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. In the event of early termination of a clinical trial, we would recognize expenses in an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we would confirm directly with the CRO.

If our CROs were to either under or over report the costs that they have incurred or if there is a change in the estimated per patient costs, it could have an impact on our clinical trial expenses during the period in which they report a change in estimated costs to us. Adjustments to our clinical trial accruals primarily relate to indirect costs, for which we place significant reliance on our CROs for accurate information at the end of each reporting period.

Share-Based Payment Expense

Financial Accounting Standards Board, or FASB, Statement No. 123R, Share-Based Payment, or SFAS 123R, sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires us to recognize, as expense, in our statements of operations, the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the terms of each grant, the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

In connection with the separation and related transactions, each outstanding Myriad Genetics stock option was converted into an adjusted Myriad Genetics common stock option, exercisable for the same number of shares of common stock as the original Myriad Genetics option, and a new MPI common stock option, exercisable for one-fourth of the number of shares of common stock as the original Myriad Genetics option. An adjusted exercise price of each converted option was determined in accordance with Section 409A and Section 422 of the Internal Revenue Code of 1986. All other terms of the converted options remain the same however; the vesting and expiration of the converted options will be based on the optionholder’s continuing employment with Myriad Genetics or MPI, as applicable, following the separation.

As a result of the option modifications that occurred in connection with the separation from Myriad Genetics, Myriad Genetics measured the potential accounting impact of these option modifications as set forth in SFAS 123R paragraphs 53 and 54. Based upon the analysis, which included a comparison of the fair value of the modified options granted to our employees and directors immediately after the modification with the fair value of the original option immediately prior to the modification, it was determined that there was no incremental compensation expense. All unrecognized SFAS 123R compensation expense at June 30, 2009, that is related to Myriad Genetics options and MPI options that are held by current MPI employees and directors will be recognized by us over the remaining vesting term of the option. All such expense relating to MPI options held by current and former Myriad Genetics employees, directors or consultants will not be recognized by us.

Recent Accounting Pronouncements

In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are re-measured at least annually). The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on July 1, 2009. The adoption of this standard by us is not expected to have a material effect on our financial statements.

Results of Operations

The balance sheet as of June 30, 2009 and notes related thereto reflect the opening balances of MPI as an independent company. All other amounts reflected in the financial statements include the assets, liabilities and results of operations of the components of Myriad Genetics that constituted the research and drug development businesses that were separated. The financial statements have been prepared using Myriad Genetics’ historical costs basis of the assets and liabilities of the various activities that reflect the combined results of operations, financial condition and cash flows of us as a component of Myriad Genetics. Specific costs attributable to our operations have been included in the financial statements. The financial statements also include some proportional cost allocations of certain common costs of Myriad Genetics because these expenses were not specifically identified at the subsidiary level. The basis of these allocations includes full-time equivalent employees for the respective periods presented, square footage, and other appropriate allocation drivers.

The financial information in the financial statements does not include all of the expenses that would have been incurred had we been a separate, stand-alone publicly traded entity, including, but not limited to, costs to implement accounting, human resource, payroll, purchasing, information technology, legal and other business functions and systems. As such, the financial information herein does not reflect the financial position, results of operations or cash flows of us in the future or what they would have been, had we been a separate, stand-alone entity during the periods presented.

Years ended June 30, 2009 and 2008

Research and other revenue is comprised of research payments received pursuant to external collaborative agreements. Research revenue for the fiscal year ended June 30, 2009 was $5.5 million compared to $6.8 million in the prior year. The 19% decrease in research revenue was primarily attributable to the completion of genomic sequencing research collaboration in September 2008. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately.

Pharmaceutical revenue is comprised of co-marketing agreement payments received relating to our former drug candidate for the treatment of Alzheimer’s disease, Flurizan. On May 21, 2008, we entered into an agreement with Lundbeck for European commercialization of Flurizan. As consideration for entering into the agreement we received a $100.0 million non-refundable upfront fee which we expected to recognize over 15 years. On June 30, 2008, we announced the results of our U.S. 18-month Phase 3 clinical trial of Flurizan in patients with mild Alzheimer’s disease. The trial did not achieve statistical significance on either of its primary endpoints, cognition and activities of daily living. As a result we discontinued all ongoing Flurizan clinical studies in 2008, including the decision to discontinue our global Phase 3 trial, and have no further performance obligations under the agreement. The discontinuance of the Flurizan development program and any ongoing development activity related to Flurizan resulted in the recognition of the full $100.0 million upfront fee as pharmaceutical revenue in fiscal 2008. In the fiscal year ended June 30, 2008, we recognized $104 million in pharmaceutical and other revenues relating to payments received under the agreement with Lundbeck. We had no pharmaceutical or other revenue in fiscal 2009.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the fiscal year ended June 30, 2009 were $54.6 million compared to $121.5 million in 2008. This 55% decrease was primarily due to:

•

decreased external drug development costs of approximately $76.0 million resulting from the discontinuance of our former drug candidate Flurizan that includes a $9.0 million credit, recorded in fiscal 2009, resulting from the difference in an estimated sublicense fee accrual recorded in fiscal 2008 and amounts actually paid in 2009;

•

increased external drug development costs associated with our HIV drug candidates of $9.2 million due to the purchase of in process research and development related to MPC-4326 and further development of this drug candidate, which was offset by a $2.0 million decrease in expenditures relating to MPC-9055;

•	increased external drug development costs of approximately $2.5 million and $1.3 million for MPC-3100 and Azixa, respectively, our oncology drug candidates currently in clinical development; and

•	a decrease of approximately $2.9 million due to the completion of external research collaborations.

We expect our research and development expenses will fluctuate over the next several years as we conduct additional clinical trials to support the potential commercialization of our drug candidates currently in clinical development, including Azixa, MPC-3100 and MPC-4326, and advance other drug candidates into clinical development.

Selling, general and administrative expenses consist primarily of salaries and related personnel costs for marketing, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2009 were $9.0 million, compared to $20.6 million in 2008. The decrease in selling, general and administrative expenses of 56% was due primarily to a decrease in commercialization efforts and internal expense allocations resulting from the discontinuance of our drug candidate Flurizan. We expect our selling, general and administrative expenses will continue to fluctuate depending on our drug discovery and drug development efforts.

We had no other income (expense) for the fiscal year ended June 30, 2009 compared to a $3.0 million net expense for the fiscal year ended June 30, 2008. This change was primarily attributable to the write-off of $3 million of our preferred stock investment in Encore Pharmaceuticals, Inc. (from whom we had previously licensed Flurizan) in 2008 as a result of our discontinuation of our drug candidate Flurizan.

Years ended June 30, 2008 and 2007

Research and other revenue for the fiscal year ended June 30, 2008 was $10.8 million compared to $11.8 million for the prior fiscal year. This 9% decrease in research and other revenue was primarily attributable to the successful completion of research collaborations during 2008.

In the fiscal year ended June 30, 2008, we recognized $104 million in pharmaceutical and other revenues relating to payments made under the agreement with Lundbeck. We had no pharmaceutical revenue in the fiscal year ended June 30, 2007.

Research and development expenses for the fiscal year ended June 30, 2008 were $121.5 million compared to $94.9 million for the prior fiscal year. This increase of 28% was primarily due to:

•

an increase of $18.7 million in external costs associated with our former drug candidate Flurizan, consisting of one-time sub-license costs of approximately $20 million being recognized under our license agreement with Encore Pharmaceuticals, Inc. based on license revenue recognized under our Lundbeck co-marketing agreement offset by a decrease in drug development costs of approximately $1.3 million;

•

increased preclinical development costs of approximately $10.7 million primarily due to increased SFAS 123R share-based payment expense of approximately $4.1 million and increased drug discovery efforts;

•	a decrease of approximately $8.6 million due to the completion of external research collaborations;

•	increased external drug development costs of $2.4 million for MPC-9055;

•	increased internal costs associated with our drug candidate developments of $2.3 million primarily due to efforts related to Flurizan; and

•	increased external costs of approximately $1.1 million associated with our Azixa and MPC-3100 drug candidate programs.

Selling, general and administrative expenses for the fiscal year ended June 30, 2008 were $20.6 million compared to $10.3 million for the prior fiscal year. This increase of 100% was primarily attributable to:

•	expansion of our commercialization efforts to support the anticipated product launch of our drug candidate Flurizan, which resulted in an increase of approximately $8.2 million;

•	general increases in expenses of approximately $1.7 million to support growth in administrative support and facility costs; and

•	increased SFAS 123R share-based payment expense of approximately $0.4 million.

Other income (expense), net for the fiscal year ended June 30, 2008 decreased $3.6 million from net income of $0.6 million for the fiscal year ended June 30, 2007 to a $3.0 million net expense for the fiscal year ended June 30, 2008. The decrease was primarily attributable to the write-off of $3.0 million of our preferred stock investment in Encore Pharmaceuticals, Inc. (from whom we had previously licensed Flurizan) in 2008 as a result of our discontinuation of our drug candidate Flurizan. We had no tax expense during the period due to our net loss position.

Liquidity and Capital Resources

Net cash used in operating activities was $60.7 million during the fiscal year ended June 30, 2009 compared to $12.2 million provided by operating activities during the prior fiscal year. The change in cash flow from operating activity can be attributed primarily to the higher net loss in fiscal 2009 and the payment of accrued expenses associated with the our former drug candidate Flurizan. These were offset, in part, by higher non-cash charges associated with share-based compensation and the write-off of purchased in-process research and development recorded in fiscal 2009.

Our investing activities used $7.4 million in cash during the fiscal year ended June 30, 2009 compared to $2.6 million during the prior fiscal year. The change is primarily due to the acquisition of in-process research and development in fiscal 2009, offset by a reduction in capital expenditures for research equipment.

Approximately $196.4 million in cash was provided by financing activities during fiscal 2009, which amount reflects cash and the changes in Myriad Genetics net investment in MPI both of which were contributed to capital in connection with the spin-off. During the fiscal year ended June 30, 2008, financing activities used cash of $9.6 million, which represents the net change in Myriad Genetics’ net investment in MPI.

Prior to June 30, 2009, all cash and investments were held and managed by Myriad Genetics. Accordingly, cash used to pay our expenses or cash collected from collaboration agreements was provided or received by Myriad Genetics on our behalf and were recorded as an increase or decrease in the Myriad Genetics net investment (capital deficiency).

On June 30, 2009 Myriad Genetics contributed substantially all of the assets and certain liabilities of its research and drug development businesses as well as $188.0 million in cash and marketable securities to us. We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations through at least June 30, 2012, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•

the progress and results of our ongoing and planned Phase 2 clinical trials of Azixa for the treatment of cancer and MPC-4326 for the treatment of HIV and any additional trials that we may initiate based on the Phase 2 results;

•	the progress and results of our Phase 1 clinical trial for MPC-3100 and any future trials that we may initiate based on the Phase 1 results;

•	the results of our preclinical studies and testing for our preclinical programs and any decisions to initiate clinical trials if supported by the preclinical results;

•	the costs, timing and outcome of regulatory review of Azixa, MPC-4326, MPC-3100 and any preclinical drug candidates that may progress to clinical trials;

•	the costs of establishing sales and marketing functions and of establishing or contracting for commercial manufacturing capacities if any of our drug candidates is approved;

•	the scope, progress, results and cost of preclinical development, clinical trials and regulatory review of any new drug candidates we may discover or acquire;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;

•	the costs, timing and outcome of any litigation against us associated with any of our current or future products;

•	the costs and timing of capital asset purchases as well as the purchase of up to approximately $6.0 million of leasehold improvements;

•	our ability to enter into strategic collaborations, licensing or other arrangements favorable to us;

•	the costs to satisfy our obligations under potential future collaborations; and

•	the costs associated with being a stand-alone publicly traded company.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2009 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Contractual services	$9,178	$7,531	$1,335	$312	$—
Lease obligations	10,496	3,119	5,878	1,499	—

Total	$19,674	$10,650	$7,213	$1,811	$—

Contractual services represent financial commitments for drug development and clinical trial activities that can be terminated at our request. The expected timing of payment for the obligations listed above is estimated based on currently available information. The actual timing and amount of such payments may differ depending on the timing of goods or services received and other factors. The table above only includes payment obligations that are fixed or determinable. The table excludes potential milestone payments we may be required to pay under license agreements in the aggregate of up to $23 million based on the progress of our drug candidates currently in development, as the likelihood and timing of such payments is not yet determinable. The table also excludes royalties payable to third parties based on future sales of any of our drug candidates that may be approved for sale in the future, as the amount, timing, and likelihood of any such payments are unknown.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash, cash equivalents and short term and long term marketable securities which are subject to interest rate risk. Our investments consist primarily of highly liquid securities of various types and maturities of two years or less, with a maximum average maturity of 12 months. Changes in interest rates affect the fair market value of these marketable investment securities. After a review of our marketable securities as of June 30, 2009, we have determined, hypothetically, that in the event of an increase of 100 basis points in a key market interest rate, the resulting decrease in fair market value of our marketable investment securities would not have a material effect on our financial condition or on our financial statements as a whole.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

MYRIAD PHARMACEUTICALS, INC.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our Disclosure Controls as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On September 24, 2009, the Compensation Committee of the Board of Directors approved the Myriad Pharmaceuticals—Management Performance-Incentive Bonus Program—Fiscal Year 2010, which establishes a formula for determining the bonuses to be paid to our executives. The bonus program is further described in Item 11 below under the section entitled “Compensation Discussion and Analysis- Elements of our Compensation Program—Annual Performance-Based Incentive Compensation.”

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

Our Board of Directors is currently comprised of six members and is divided into three classes with staggered terms, meaning that at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are expiring. The Class I directors are Adrian Hobden and Timothy Franson, and their term will expire at the annual meeting of stockholders to be held in 2010, the Class II directors are John Henderson and Robert Forrester, and their terms will expire at the annual meeting of stockholders to be held in 2011, and the Class III directors are Gerald Belle and Dennis Langer, and their terms will expire at the annual meeting of stockholders to be held in 2012. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Set forth below is certain information concerning our directors as of September 1, 2009:

NAME	AGE	POSITION WITH MPI
Gerald P. Belle (2)	63	Chairman of the Board of Directors
John T. Henderson, M.D. (1)(3)	65	Director
Dennis H. Langer, M.D., J.D. (1)(2)(3)	57	Director
Robert Forrester (1)(2)	46	Director
Timothy R. Franson, M.D. (3)	57	Director
Adrian N. Hobden, Ph.D	56	President, Chief Executive Officer, Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Governance Committee.

The following is a brief summary of the background of each of our directors.

Gerald P. Belle was appointed Chairman of MPI’s Board of Directors on February 19, 2009. Mr. Belle has served as a director of Myriad Genetics since November 2007 but his term will expire at the upcoming annual meeting of Myriad Genetics’ stockholders on November 5, 2009. He was previously President and Chief Executive Officer, North American Pharmaceuticals, Aventis, Inc. from 2000 to 2004. Over his 35-year career with Aventis and its predecessor companies, Mr. Belle’s responsibilities included executive commercial and general management positions in the U.S., Asia, Europe/Middle East/Africa and Canada. Following his retirement from Aventis in November 2004, he was appointed Executive Chairman of Merial, Ltd., a global leader in animal health and a joint venture between Merck and sanofi-aventis. He retired from Merial, Ltd. in November 2007. Mr. Belle currently serves on the Board of Directors of PDI, Inc. Mr. Belle received his B.S. in Business from Xavier University, and his M.B.A. from Northwestern University.

John T. Henderson, M.D., was appointed a member of MPI’s Board of Directors on February 19, 2009. Dr. Henderson has served as a director of Myriad Genetics since May 2004 and Chairman of the Board of Directors since April 2005. Since December 2000, Dr. Henderson has served as a consultant to the pharmaceutical industry as president of Futurepharm LLC. Until his retirement in December 2000, Dr. Henderson was with Pfizer for over 25 years, most recently as a Vice President in the Pfizer Pharmaceuticals Group. Dr. Henderson previously held Vice Presidential level positions with Pfizer in Research and Development in Europe and later in Japan. He was also Vice President, Medical for the Europe, U.S. and International Pharmaceuticals groups at Pfizer. Dr. Henderson earned his bachelor’s and medical degree from the University of Edinburgh and is a Fellow of the Royal College of Physicians (Ed.). Dr. Henderson currently serves on the Board of Directors of Cytokinetics, Inc.

Dennis H. Langer, M.D., J.D., was appointed a member of MPI’s Board of Directors on February 19, 2009. Dr. Langer has served as a director of Myriad Genetics since May 2004. Since August 2005, Dr. Langer has served as Managing Partner of Phoenix IP Ventures, LLC. From January 2004 to July 2005, Dr. Langer served as President, North America for Dr. Reddy’s Laboratories, Inc. From September 1994 until January 2004, Dr. Langer held several high-level positions at GlaxoSmithKline, and its predecessor, SmithKline Beecham, including most recently as Senior Vice President, Project and Project and Portfolio Management, Senior Vice President, Product Development Strategy, and Senior Vice President, Healthcare Services R&D. From 1991 to 1994, Dr. Langer was President and CEO of Neose Pharmaceuticals, Inc. From 1983 to 1991, Dr. Langer held positions in clinical research and marketing at Eli Lilly, Abbott and Searle. He is also a Clinical Professor at the Department of Psychiatry, Georgetown University School of Medicine. Dr. Langer received a J.D. (cum laude) from Harvard Law School, an M.D. from Georgetown University School of Medicine, and a B.A. in Biology from Columbia University. Dr. Langer currently serves on the Board of Directors of Auxilium Pharmaceuticals, Inc.

Robert Forrester, LL.B., joined MPI’s Board of Directors on June 1, 2009. In July 2009 Mr. Forrester was appointed Interim President and Chief Executive Officer of Combinatorx, Incorporated where he previously served as Executive Vice President and Chief Financial Officer since February 2004. Prior to joining CombinatoRx, Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceutical Group from 2000 to September 2003. Mr. Forrester was a Managing Director of the proprietary investment group at MeesPierson, part of the Fortis Group, from 1994 to 2000. Prior to MeesPierson, Mr. Forrester worked for BZW, UBS and Clifford Chance LLP. Mr. Forrester holds a LL.B. from Bristol University.

Timothy R. Franson, M.D., was appointed a member of MPI’s Board of Directors on September 10, 2009. Dr. Franson is the President of Franson PharmAdvisors, LLC, a pharmaceutical consulting firm he founded in August 2008. From November 1986 to June 2008 Dr. Franson held numerous positions with Eli Lilly and Company including Vice President of Global Regulatory Affairs from July 2003 to June 2008. Previous positions held at Lilly include Director of Anti-Infectives, Executive Director of Regulatory Affairs for North American Regulatory, Chemistry Manufacturing Control, Planning & Global Operations and Vice President of Clinical Research and Regulatory Affairs-US. Dr. Franson is Board Certified in Internal Medicine and Infectious Diseases, was Assistant Professor of Medicine at the Medical College of Wisconsin, and he was also an Assistant Professor of Medicine at Indiana University School of Medicine. Dr. Franson received his B.S in Pharmacy from Drake University and his M.D. from the University of Illinois.

Adrian N. Hobden, Ph.D., was appointed MPI’s President, Chief Executive Officer and a director on February 19, 2009. Dr. Hobden was the first employee of Myriad Genetics’ drug development subsidiary and during his 10 years as President, he grew the organization to about 200 people and has put six compounds into clinical development. The most advanced compounds are targeted at brain cancers, leukemias, metastatic cancers and HIV. Dr. Hobden joined Myriad in October 1998 from Glaxo Wellcome, where he held the position of Director of Global Biotechnology Ventures. Dr. Hobden’s career at Glaxo spanned 17 years and included roles as head of Genetics, Molecular Science and Pharmacology Departments and then as Director of Biotechnology Ventures. Dr. Hobden headed drug discovery programs in HIV, anti-fungals and cardiovascular disorders while at Glaxo and managed collaborations with several biotechnology companies. He received his doctorate in molecular biology from Leicester University and his undergraduate degree in biochemistry from Cambridge University.

Committees of the Board of Directors

Our Board of Directors has established the following committees:

Audit Committee

Our Audit Committee currently has three members, Robert Forrester (Chair), John Henderson and Dennis Langer. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Our Board of Directors has determined that all members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market LLC, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Forrester is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). A copy of the Audit Committee’s written charter is publicly available on the “Investor—Corporate Governance” section of our website at www.myriadpharma.com.

Compensation Committee

Our Compensation Committee currently has three members, Dennis Langer (Chair), Gerald Belle and Robert Forrester. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Board of Directors has determined that all members of the Compensation Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market LLC.

The Compensation Committee is charged with establishing a compensation policy for our executives and directors that is designed to attract and retain the best possible executive talent, to motivate them to achieve corporate objectives, and reward them for superior performance. Our Compensation Committee is also responsible for establishing and administering our executive compensation policies and equity compensation plans. The Compensation Committee meets to review and make decisions with regard to executive compensation matters. As part of its review of executive compensation matters, the Compensation Committee may delegate any of the powers given to it to a subcommittee of the Committee. A copy of the Compensation Committee’s written charter is publicly available on the “Investor—Corporate Governance” section of our website at www.myriadpharma.com.

Nominating and Governance Committee

Our Nominating and Governance Committee currently has three members, John Henderson (Chair), Dennis Langer and Timothy Franson. Our Nominating and Governance Committee’s role and responsibilities are set forth in the Nominating and Governance Committee’s written charter and include identifying and nominating members of our Board of Directors, developing and recommending to our Board of Directors a set of corporate governance principles applicable to our company and overseeing the evaluation of the performance of our Board of Directors. The Board of Directors has determined that all members of the Nominating and Governance Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market LLC. A copy of the Nominating and Governance Committee’s written charter is publicly available on the “Investor—Corporate Governance” section of our website at www.myriadpharma.com.

The Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election it must follow the procedures set forth in our Restated By-laws. If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Nominating and Governance Committee, for each annual meeting, the Nominating and Governance Committee will consider only one recommended nominee from any stockholder or group of affiliated stockholders, and such recommending stockholder or group must have held at least 5% of our common stock for at least one year. All stockholder recommendations for proposed director nominees must be in writing to the Nominating and Governance Committee, care of Myriad Pharmaceutical’s Secretary at 320 Wakara Way, Salt Lake City, Utah 84108, and must be received no later than 120 days prior to the first anniversary of the date of the proxy statement for the previous year’s annual meeting or, in certain circumstances, such as there was no previous annual meeting, a reasonable time in advance of the mailing of our proxy statement for such annual meeting. The recommendation must be accompanied by the following information concerning the recommending stockholder:

•	the name, address and telephone number of the recommending stockholder;

•	the number of shares of our common stock owned by the recommending stockholder and the time period for which such shares have been held;

•

if the recommending stockholder is not a stockholder of record, a statement from the record holder verifying the holdings of the recommending stockholder and a statement from the recommending stockholder of the length of time such shares have been held (alternatively the recommending stockholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the SEC, together with a statement of the length of time that the shares have been held); and

•	a statement from the recommending stockholder as to a good faith intention to continue to hold such shares through the date of the next annual meeting.

The recommendation must also be accompanied by the following information concerning the proposed nominee:

•	the information required by Items 401, 403 and 404 of Regulation S-K under the Securities Act;

•	a description of all relationships between the proposed nominee and the recommending stockholder, including any agreements or understandings regarding the nomination;

•	a description of all relationships between the proposed nominee and any of our competitors, customers, suppliers, labor unions or other persons with special interests regarding the company; and

•	the contact information of the proposed nominee.

The recommending stockholder must also furnish a statement supporting a view that the proposed nominee possesses the minimum qualifications as set forth below for director nominees and describing the contributions that the proposed nominee would be expected to make to the board and to the governance of MPI and must state whether, in its view, the proposed nominee, if elected, would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of MPI. The recommendation must also be accompanied by the written consent of the proposed nominee (i) to be considered by the Nominating and Governance Committee and interviewed if the committee chooses to do so in its discretion, and (ii) if nominated and elected, to serve as a director.

For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, including the following threshold criteria:

•	candidates should possess the highest personal and professional standards of integrity and ethical values;

•	candidates must be committed to promoting and enhancing the long-term value of MPI for its stockholders;

•	candidates must be able to represent fairly and equally all stockholders without favoring or advancing any particular stockholder or other constituency of MPI;

•

candidates must have demonstrated achievement in one or more fields of business, professional, governmental, community, scientific or educational endeavor, and possess mature and objective business judgment and expertise;

•	candidates are expected to have sound judgment, derived from management or policy making experience that demonstrates an ability to function effectively in an oversight role;

•

candidates must have a general appreciation regarding major issues facing public companies of a size and operational scope similar to MPI, including, governance concerns, regulatory obligations, strategic business planning, competition and basic concepts of accounting and finance; and

•	candidates must have, and be prepared to devote, adequate time to the Board of Directors and its committees.

In addition, the Nominating and Governance Committee will also take into account the extent to which the candidate would fill a present need on the Board, including the extent to which a candidate meets the independence and experience standards promulgated by the SEC and by The Nasdaq Stock Market LLC.

Executive Officers

Set forth below is certain information concerning our executive officers as of September 1, 2009:

NAME	AGE	POSITION WITH MPI
Adrian N. Hobden, Ph.D.	56	President, Chief Executive Officer, and Director
Wayne Laslie	63	Chief Operating Officer
Robert Lollini	55	Chief Financial Officer and Treasurer
Edward Swabb, M.D., Ph.D.	61	Senior Vice President, Drug Development, and Chief Medical Officer
Barbara Berry	58	Senior Vice President, Human Resources
Andrew Gibbs, J.D.	34	Vice President, Legal, and Secretary

Adrian N. Hobden, Ph.D. Please see biography above under Item 10 “Directors and Executive Officers and Corporate Governance—The Board of Directors.”

Wayne Laslie was appointed MPI’s Chief Operating Officer on February 19, 2009. Mr. Laslie joined Myriad Genetics’ drug development subsidiary in October 2004. Previously, beginning in 2003, Mr. Laslie was President and Chief Executive Officer of Cappharma Services, a global pharmaceutical marketing consulting firm that specialized in launching new products and the interim management of clients’ marketing programs in targeted therapeutic areas. From 1998 through 2003, Mr. Laslie served as Executive Vice President of Otsuka America Pharmaceuticals, Inc. In this role he oversaw Otsuka America’s commercial programs and was responsible for the launch of the company’s novel cardiovascular and anti-psychotic products. During his career, Mr. Laslie has worked in various U.S. and international positions with predecessor companies of Aventis Pharmaceuticals (for 15 years) and Pfizer (over six years). He received his B.S. degree in Biology from Georgia State University and earned his M.S. in Microbiology from the University of Georgia.

Robert Lollini joined MPI in February 2009 and was appointed MPI’s Chief Financial Officer and Treasurer on February 17, 2009. Prior to joining us, Mr. Lollini held several executive management positions with Iomed, Inc., an international drug delivery company, serving as President and Chief Executive Officer and a director from November 2002 to August 2007, Chief Operating Officer from October 2001 to November 2002 and as Executive Vice President, Finance, Chief Financial Officer and Secretary from January 1993 to October 2001. Between 1989 and 1992, Mr. Lollini worked for R.P. Scherer Corporation, also an international drug delivery company, as Vice President, Finance, Chief Financial Officer and Secretary, and between 1981 and 1989, as its Corporate Controller and Chief Accounting Officer and in various other management capacities. Between 1978 and 1981, Mr. Lollini was with the accounting firm of Arthur Andersen & Co. Mr. Lollini is a Certified Public Accountant and received a Bachelor of Arts degree in Accounting from Michigan State University and an MBA in Finance/Economics from the University of Detroit.

Edward Swabb, M.D., Ph.D., was appointed MPI’s Senior Vice President, Drug Development, and Chief Medical Officer on February 19, 2009. Dr. Swabb joined Myriad Genetics’ drug development subsidiary as Senior Vice President and Head of Development in 2001. In 2008, he additionally assumed the responsibilities of Chief Medical Officer. He is responsible for preclinical and clinical studies through regulatory approval for all Myriad therapeutic programs. Dr. Swabb joined Myriad from Pharmacia Corporation (formerly G.D. Searle & Co., Division of Monsanto), where he was Executive Director of Clinical Research. During his 16-years with Pharmacia/Searle, Dr. Swabb directed clinical research in multiple therapeutic areas, clinical drug safety, clinical pharmacology, and statistics and clinical data management, contributing to the global development and registration of Celebrex, Cytotec, Arthrotec, and Maxaquin. He also worked two years in Japan leading the R&D Division of Searle Yakuin KK. He earned his medical degree from the University of Pennsylvania, his PhD and Master’s degrees in chemical and biomedical engineering from the University of Delaware, and his Bachelor’s degree in chemical engineering from Vanderbilt University.

Barbara Berry was appointed MPI’s Senior Vice President, Human Resources on February 19, 2009. Ms. Berry joined Myriad Genetics as the 45th employee in February 1995, and has developed and directed all human resources policies and programs aimed at growing Myriad to a company now employing 1,050 people, with two subsidiaries and a spin-off company called Proleyxs. During her 35 year career in human resources, Ms. Berry has worked for such companies as Evans & Sutherland Computer Corporation, FHP HealthCare, the University of Utah, the University of Utah Hospital, and Allied Clinical Laboratories, now Lab Corps. Ms. Berry received a B.A. in Speech Education from Gonzaga University, and an M.S. in Human Resources Management from the University of Utah.

Andrew Gibbs, J.D., was appointed MPI’s Vice President, Legal, and Secretary on February 19, 2009. Prior to joining MPI, Mr. Gibbs served in various legal positions at Myriad Genetics, including Director of Commercial Legal Affairs from 2007 to 2009 and Patent Attorney from 2003 to 2007. During his career, Mr. Gibbs also gained experience working in biotechnology and pharmaceuticals research at the University of Utah and Myriad Genetics. Mr. Gibbs received a B.S. in Chemistry from the University of Utah and a J.D. from the University of Utah: S.J. Quinney College of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10% stockholders who did not file a Form 5 unless we have obtained a written statement that no filing is required or if we otherwise know that no Form 5 is required. We received either a written statement from our directors, officers and 10% stockholders or know from other means that no additional Forms 5 were filed or were required to be filed.

Corporate Code of Conduct and Ethics

We have adopted a Corporate Code of Conduct and Ethics that applies to all of our employees, including our chief executive officer and chief financial and accounting officers, and every member of our Board of Directors. A copy of the Corporate Code of Conduct and Ethics is publicly available on the “Investors— Corporate Governance” section of our website at www.myriadpharma.com. Disclosure regarding any amendments to, or waivers from, provisions of our Corporate Code of Conduct and Ethics that apply to our directors and principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market LLC.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

As a result of our separation from Myriad Genetics, we became an independent, publicly traded company on June 30, 2009, the last day of our 2009 fiscal year. As a wholly owned subsidiary of Myriad Genetics for the entire year, all of our employees, including our executive officers, were compensated in accordance with the policies and practices of Myriad Genetics. Our Board of Directors, as it was comprised solely of members of the Board of Directors of Myriad Genetics for almost the entire fiscal year, did not separately determine compensation for our employees and only our President and Chief Executive Officer was considered an executive officer of Myriad Genetics. Therefore, this Compensation Discussion and Analysis presents the policies and practices that we are implementing for our executive officers as an independent, publicly traded company. The tables and related disclosure that follow this Compensation Discussion and Analysis provide fiscal year 2009 and certain other historical compensation data for our President and Chief Executive Officer, our Chief Financial Officer, and our three next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended June 30, 2009, which compensation was paid by Myriad Genetics and was based on the arrangements these executive officers had with Myriad Genetics prior to our separation. These named executive officers are:

•	Adrian N. Hobden, President and Chief Executive Officer

•	Robert Lollini, Chief Financial Officer

•	Wayne Laslie, Chief Operating Officer

•	Edward Swabb, M.D., Ph.D., Senior Vice President, Drug Development, Chief Medical Officer

•	Barbara Berry, Senior Vice President, Human Resources

We have established the objectives of our compensation programs and have implemented plans, policies, and practices to achieve these objectives. The combination of base salary, annual incentives and long-term incentives that we currently provide to our executive officers have been designed to be competitive with those of comparable companies and to align executive performance with the interests of our stockholders.

The primary objectives of our compensation committee in establishing and maintaining our executive compensation programs are to:

•	attract and retain the best possible executive talent,

•	motivate our executive officers to enhance our growth and profitability,

•

reward executive officers for their contribution to our growth, profitability and increased shareholder value through the recognition of individual leadership, initiatives, achievements and other contributions, and

•	increase long-term shareholder value.

In accordance with the specific directives of our compensation committee as set forth in its charter, the compensation committee determines appropriate short- and long-term compensation and incentives, in the form of cash and equity, that are intended to motivate and reward the accomplishment of individual and corporate objectives and align executive officer compensation with creation of shareholder value. To achieve these objectives, the compensation committee has adopted and implemented a compensation plan that bases a substantial portion of our executive officers’ compensation on our operational performance, including progress in our research, clinical and regulatory programs, and increase in shareholder value.

Formulating and Setting Executive Compensation

Our compensation committee is responsible for formulating, evaluating and determining the compensation, including the award of equity compensation, for our directors and executive officers, including our President and Chief Executive Officer. The compensation committee also assists the full Board of Directors in establishing and administering appropriate incentive compensation and equity-based plans.

To assist in carrying out its responsibilities, the compensation committee utilizes publicly available compensation data and subscription compensation survey data for national and regional companies in the biotechnology and life science industry. The compensation committee retained the consulting firm, Radford, An Aon Consulting Company, for the purpose of reviewing our compensation paid by Myriad Genetics and establishing initial compensation for our executive officers and employees as a separate, stand-alone company. Radford provided competitive market data on the compensation of executive officers at comparable companies within our industry and provided the compensation committee an analysis of, and recommendations for, cash and equity compensation for our President and Chief Executive Officer and other executive officers, which we refer to herein as the Radford Report. We believe that this information will provide us appropriate compensation data and benchmarks as it will be derived from companies which are in our industry, share similar corporate structures, and are in similar development and operational stages.

As a basis for the source market data for its report on executive compensation, Radford utilized compensation data from two groups. The first is a group of 23 peer companies consisting of the following:

Affymax, Inc.	Immunomedics, Inc.
Alexza Pharmaceuticals, Inc.	Incyte Corporation
Amicus Therapeutics, Inc.	Infinity Pharmaceuticals, Inc.
Arena Pharmaceuticals, Inc.	Inspire Pharmaceuticals, Inc.
ARIAD Pharmaceuticals, Inc.	Maxygen, Inc.
ArQule, Inc.	Neurocrine Biosciences, Inc.
Array BioPharma Inc.	Pain Therapeutics, Inc.
Cytokinetics, Incorporated	Rigel Pharmaceuticals, Inc.
Dendreon Corporation	Synta Pharmaceuticals Corp.
Dyax Corp.	VIVUS, Inc.
Geron Corporation	Vical Incorporated
ImmunoGen, Inc.

This first peer group was selected on the basis of several factors to achieve a peer group representative of our industry. These factors included number of employees, estimated market value, revenues, and net income, product focus and development pipeline. To the extent available, Radford derived cash and equity compensation information for this peer group from publicly available regulatory filings, including proxy statements and from Radford’s 2008 Global Life Sciences Survey in which this peer group participated.

The second group consists of 79 companies in the Radford Global Life Sciences Survey with between 100 to 300 employees. This second group was selected as being representative of companies in Radford’s 2008 Global Life Sciences Survey of a similar size to us based on number of employees. Radford derived cash and equity compensation information for this second peer group from survey data collected by Radford.

Radford determined a “Market Composite” of cash and equity compensation at the 25th, 50th and 75th percentiles for each of our executive officers. The Market Composite was determined by weighting the compensation data from the peer proxy statements by 50%, to the extent proxy data was available, and Radford’s 2008 Global Life Sciences Survey by 50%. Additionally, because the cash compensation data was determined utilizing calendar year 2007 proxy data and survey data effective as of April 2008, Radford adjusted the cash compensation component of the Radford Report to account for timing differences between the effective date of the source data and July 1, 2009. Utilizing the data provided to us in the Radford Report, we analyzed, amongst other criteria, the Market Composite salary and incentive bonus compensation and equity compensation (using the Black Scholes value of options, the number of option equivalents, and grant as a percent of company), for each executive officer at the 25th, 50th, 75th and 90th percentile range. We also analyzed our expected gross equity burn rate, issued equity overhang and total equity overhang at the 50th -75th percentile range as compared to the 23 companies reported in our first peer group of companies.

Establishment of Management Business Objectives and Annual Performance Evaluations

Our compensation committee has implemented an annual management performance program for the purpose of establishing annual performance objectives for our executive officers to align their performance with the overall goals and objectives for the company. This process will commence in the fourth quarter of each fiscal year with each executive officer meeting with our President and Chief Executive Officer to establish annual management business objectives, or MBOs, for the ensuing fiscal year. After review and discussion, our President and Chief Executive Officer will present the executive officer’s MBOs to the compensation committee for final approval. Similarly, our President and Chief Executive Officer will meet with the compensation committee at the end of each fiscal year to establish his MBOs for the ensuing fiscal year which, after review and discussion, will be finalized by the compensation committee.

At the end of the ensuing fiscal year, each executive officer’s performance for the fiscal year will be reviewed, including an assessment by management and the compensation committee of the achievement of these MBOs. The compensation committee, after further review and discussion with our President and Chief Executive Officer, will then determine the annual bonus for the concluding fiscal year and base salary amount for the ensuing fiscal year. In September and February of each year, our President and Chief Executive Officer will make recommendations to the compensation committee for equity-based awards based on the performance of the executive officers to date, including progress on accomplishing MBOs, which will be granted within the discretion of the compensation committee. In the case of our President and Chief Executive Officer, the compensation committee will make its review and determination without any recommendations from our President and Chief Executive Officer, who will not be present in any meetings of the compensation committee at which his compensation is being reviewed and discussed.

Role of Management in Our Compensation Program

Members of management, including our President and Chief Executive Officer, support the compensation committee, attend portions of its meetings upon request, and perform various administrative functions at its request. Our President and Chief Executive Officer provides input to the compensation committee on the effectiveness of our compensation program and makes specific recommendations as to the base salary amounts, annual bonus amounts and equity grants for the executive officers, other than for himself. Except for our President and Chief Executive Officer, no executive officer will be present when the compensation committee discusses and determines the salary and bonus amounts and equity compensation to be awarded to the executive officers. Our President and Chief Executive Officer will excuse himself from all meetings, and will not be present, where matters pertaining to his compensation are discussed and determined by the compensation committee.

Elements of Our Compensation Program

The compensation program for our executive officers currently consists principally of base salary, an annual performance-based incentive program, and long-term compensation in the form of stock options and restricted stock unit awards. We believe that these elements strike an appropriate balance that will incentivize and reward our executive officers for ongoing, short-term and long-term performance. An annual base salary provides the foundation of our compensation program and ensures that the executive officer is being paid ongoing compensation which allows us to attract and retain high-quality talent. The annual incentive bonus forms an important part of our compensation strategy by providing an incentive to reward short-term performance as measured by our performance and accomplishment of individual MBOs. Stock option awards and restricted stock unit awards reward our executive officers for our long-term performance, and help to ensure that our executive officers have a stake in our long-term success by providing an incentive to improve our overall growth and value as measured by our stock price. This aligns the executive officer’s interests with stockholders’ long-term interests. In addition, we intend to enter into retention agreements with each of our executive officers to provide certain severance and termination benefits following a change in control to ensure our executive officers are motivated to stay with us during periods of uncertainty.

Base Salary

The compensation committee aims to set base salaries at levels that are competitive with those paid to senior executives at companies included in the Radford Report. This allows us to attract and retain the executive talent required to lead our company, since we compete with a large number of companies in the biopharmaceutical industry, including large pharmaceutical companies, for executive talent. The Radford Report was considered in making salary determinations for fiscal year 2010 to align our pay practices with other companies in the pharmaceutical and biotechnology industries. We believe that the base salaries for our executive officers should generally be at about the 50th percentile range of salaries for executives in similar positions and with similar responsibilities in comparable companies in our industry as represented in the compensation data we utilized; however, when deemed appropriate we may set base salaries above the 50th percentile based on various factors, including the executive’s particular background, training and relevant work experience; the executive’s role and responsibilities and the compensation paid to similar persons in comparable companies represented in the compensation data that we utilize; the demand for individuals with the executive’s specific talents and expertise and our ability to attract and retain comparable talents; the performance goals and other expectations of the executive for the position; and the comparison to other executives within our company having similar skills and experience levels and responsibilities. An executive’s base salary is also evaluated together with other components of the executive’s compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

On June 1, 2009, the compensation committee determined the initial base salaries of our named executive officers that became effective on July 1, 2009, the first day of our 2010 fiscal year:

Fiscal Year 2010 Base Salary
Adrian N. Hobden, Ph.D., President and Chief Executive Officer	$535,000
Robert Lollini, Chief Financial Officer	$285,000
Wayne Laslie, Chief Operating Officer	$380,000
Edward Swabb, M.D., Ph.D., Senior Vice President, Drug Development, Chief Medical Officer	$346,100
Barbara Berry, Senior Vice President, Human Resource	$200,000

We will evaluate base salaries each year as part of our management performance program and determine whether to adjust an executive officer’s base salary for the ensuing year. In determining an adjustment, we will assess the executive officer’s performance based on that individual’s MBOs, our financial performance in the areas of responsibility of the executive officer, the company’s overall financial performance and financial condition and other significant accomplishments and contributions of the executive officer. We will also determine if we should increase base salaries based on any significant differences in the compensation of an executive officer compared to similar positions with the comparable companies in our industry as represented in the compensation data we utilize. In addition, we will adjust annual base salaries if we deem such an adjustment is warranted based on changes in the scope of responsibilities of the executive officer or internal pay inequities.

Annual Performance-Based Incentive Compensation

An important part of our compensation program for our executive officers is an annual performance-based incentive award. This element has been designed to enable us to attract and retain executive level talent, as well as provide variable compensation to incentivize and reward our executive officers for ongoing performance which provides a contemporaneous benefit to our overall operations and success. Annual bonus awards will be determined by the compensation committee for each executive officer based on i) a target bonus award opportunity, ii) the company’s overall financial performance and financial condition, and iii) the individual executive officer’s performance against the MBOs established for such executive officer, our financial performance in the areas of responsibility of the executive officer and other significant accomplishments and contributions of the executive officer.

For fiscal year 2010, the compensation committee established the following target bonus award opportunities for each executive officer, based on a percentage of base salary. These percentages were set at the market 50th percentile:

Target Bonus (% of Base Salary)
Adrian N. Hobden, Ph.D., President and Chief Executive Officer	50%
Robert Lollini, Chief Financial Officer	35%
Wayne Laslie, Chief Operating Officer	40%
Edward Swabb, M.D., Ph.D., Senior Vice President, Drug Development, Chief Medical Officer	35%
Barbara Berry, Senior Vice President, Human Resources	30%

The actual bonus award will be determined by the compensation committee by multiplying the target bonus percentage for all executive officers by a factor of 0 to 1.2 based upon the compensation committee’s assessment of the company’s overall financial performance and financial condition as of the end of the fiscal year. This adjusted target bonus percentage will then be multiplied by a factor of 0 to 1.2 based upon the compensation committee’s assessment of the individual executive officers’ achievement of individual MBO’s and other performance criteria as set forth above; provided however, that the adjusted target bonus percentage shall not exceed 130% of the initial target bonus award opportunity for any individual executive officer. The target bonus percentage, as adjusted, will then be multiplied by the executive officer’s base salary. In addition, the compensation committee will determine if there are any significant differences in the actual bonus to be paid to an executive officer compared to similar positions with the comparable companies in our industry as represented in the compensation data we utilize, changes in the scope of responsibilities of the executive officer, or internal pay inequities.

Stock Incentive Program

We believe that stock incentives directly link the amounts earned by executive officers with the amount of appreciation realized by our stockholders. Stock-based awards also serve as a critical retention incentive. Our stock awards are structured to encourage our executive officers and key employees to continue in our employ and motivate performance that will meet the long-term expectations of our stockholders. In determining the size of any option or other equity-based award, the compensation committee considers the individual’s position, past performance and potential, the desired retention incentive, and market practices and levels.

Equity Incentive Plan

Our 2009 Employee, Director and Consultant Equity Incentive Plan, or our 2009 Equity Plan, became effective on June 17, 2009, the record date for the distribution of shares in connection with our separation from Myriad Genetics. The 2009 Equity Plan provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards, and is administered by our compensation committee. The number of shares of common stock reserved for issuance under the 2009 Equity Plan is 6,000,000. In addition, the 2009 Equity Plan contains an “evergreen provision” which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each of our fiscal years during the period beginning in fiscal year 2011 and ending on the second day of fiscal year 2019. The annual increase in the number of shares shall be equal to the lesser of:

•	2,400,000 shares;

•	5% of our outstanding shares of common stock on the first day of the applicable fiscal year; and

•	an amount determined by our Board of Directors.

Of the 6,000,000 shares reserved for issuance under the 2009 Equity Plan approximately 3,592,372 were issued in the form of stock options upon the adjustment of each outstanding Myriad Genetics stock option in connection with our separation from Myriad Genetics as described below under “—Treatment of Outstanding Myriad Genetics Options in Connection with Our Separation from Myriad Genetics.” In addition, in connection with the completion of the separation, on July 1, 2009, an aggregate of 284,740 restricted stock units were granted to our employees, including to our named executive officers, which vest in three equal annual installments, Robert Lollini, our Chief Financial Officer, received an option to purchase 100,000 shares of common stock in connection with the commencement of his employment, and each of our non-employee directors received a non-qualified option to purchase 25,000 shares of common stock.

Our named executive officers received the following restricted stock unit awards on July 1, 2009:

Restricted Stock Unit Award(#)
Adrian N. Hobden, Ph.D., President and Chief Executive Officer	50,000
Robert Lollini, Chief Financial Officer	21,000
Wayne Laslie, Chief Operating Officer	17,000
Edward Swabb, M.D., Ph.D., Senior Vice President, Drug Development, Chief Medical Officer	15,000
Barbara Berry, Senior Vice President, Human Resources	12,000

In addition, the compensation committee will consider and make semi-annual grants of equity-based awards to executive officers and other employees based on annual performance reviews, as well as initial awards to new employees upon the commencement of employment. The amount and combination of equity grants, as well as the vesting period, will be determined by the compensation committee with the intention of providing performance incentive and retention.

We intend that the annual aggregate value of these awards will generally be set at about the 75th percentile range of aggregate value of awards for executives in similar positions and with similar responsibilities in comparable companies in our industry as represented in the compensation data we utilize; however, when deemed appropriate due to inadequate market data and/or in the case of outstanding performance, we may award equity compensation above the 75th percentile. In determining the number of stock options or shares awarded, we will take into consideration the total number of our outstanding shares of common stock, the relative dilution to shareholders, as well as our gross equity burn rate, issued equity overhang and total equity overhang. In determining individual equity awards, we will assess the executive officer’s performance based on that individual’s MBOs, our financial performance in the areas of responsibility of the executive officer, the company’s overall financial performance and financial condition and other significant accomplishments and contributions of the executive officer. The compensation committee will grant equity awards primarily to reward performance but also to retain officers and provide incentives for future performance. The size of grants is expected to increase as the rank of the executive officer increases.

Employee Stock Purchase Plan

Our 2009 Employee Stock Purchase Plan became effective on August 1, 2009. The plan provides all of our eligible employees, including our executive officers, with an opportunity to purchase our common stock semi-annually at a purchase price equal to 85% of the reported last sale price of our common stock on either the first or last day of each offering period, whichever is less.

Other Compensation

We provide various benefit programs to all of our employees, including health and dental insurance, life and disability insurance, and a 401(k) plan where the company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. Additionally, we may provide other perquisites to new executive officers such as a signing bonus, relocation package or other related compensation as we determine on a case by case basis.

Termination Based Compensation

We recognize that, as is the case with many publicly held corporations, the possibility of a change in control of the company exists and that such possibility, and the uncertainty and questions which it may raise among key personnel, may result in the departure or distraction of key personnel to our detriment and to the detriment of our stockholders. Therefore, we anticipate entering into retention agreements with each of our executive officers to reinforce and encourage the continued employment and dedication of our executive officers without distraction from the possibility of a change in control of the company and related events and circumstances. We intend to have the terms of our retention agreements consistent with those maintained by others in our industry and therefore be important for attracting and retaining key employees who are critical to our long-term success. The potential benefits provided under the retention agreements will be in addition to the current compensation arrangements we have with our executive officers.

Treatment of Outstanding Myriad Genetics Options in Connection with Our Separation from Myriad Genetics

Our separation and spin-off from Myriad Genetics on June 30, 2009 was effectuated by way of a pro rata dividend to Myriad Genetics stockholders of one share of our common stock for every four shares of Myriad Genetics common stock. In connection with the spin-off and pursuant to the terms of Myriad Genetics’ stock option plans, each Myriad Genetics stock option was adjusted. Each adjusted Myriad Genetics stock option remains exercisable for the same number of shares of Myriad Genetics common stock as the original Myriad Genetics option, and for each Myriad Genetics option outstanding, a new MPI stock option, exercisable for one-fourth of the number of shares of our common stock as the original Myriad Genetics option was issued. The exercise price of each adjusted Myriad Genetics option and each new MPI stock option was determined as follows in accordance with Section 409A and Section 422 of the Internal Revenue Code and to preserve the intrinsic value of the pre-separation Myriad Genetics option:

The per share exercise price of each adjusted Myriad Genetics option equals the product of (i) the per share exercise price of the original Myriad Genetics option multiplied by (ii) 0.716825127, which represents the closing Myriad Genetics stock price on the day after the distribution $26.02, divided by the ex-dividend closing stock price of Myriad Genetics on the day of the distribution $35.65 plus one-quarter of the “when-issued” MPI stock price on the day of the distribution $4.65, or $1.16.

The per share exercise price of each new MPI option equals the product of (i) the per share exercise price of the original Myriad Genetics option multiplied by (ii) 0.109473684, which represents the closing MPI stock price on the day after the distribution $4.03, divided by the ex-dividend closing stock price of Myriad Genetics on the day of the distribution $35.65 plus one-quarter of the “when-issued” MPI stock price on the day of the distribution $4.65, or $1.16.

All other terms of the options remain the same as the original Myriad Genetics options, except that the vesting, if any, and expiration of both the Myriad Genetics and the new MPI options are based on the optionholder’s continuing employment with us following the separation.

Historical Compensation of Our Named Executive Officers under Myriad Genetics Prior to the Separation

The following tables contain information about the compensation earned by Adrian N. Hobden, Ph.D., Robert Lollini, Wayne Laslie, Edward Swabb, M.D., Ph.D., and Barbara Berry, our named executive officers, for services in all capacities to Myriad Genetics and its subsidiaries during the fiscal years indicated therein. All information with respect to the stock options held by our named executive officers reflect, where applicable, the Myriad Genetics 2-for-1 stock split that was effected on March 25, 2009, and the adjustments made in connection with our separation from Myriad Genetics described above under “—Treatment of Outstanding Myriad Genetics Options in Connection with Our Separation from Myriad Genetics.”

As discussed in the Compensation Discussion and Analysis, the amounts and forms of compensation reported below do not necessarily reflect the compensation our named executive officers will receive during fiscal year 2010 and thereafter because, prior to our separation from Myriad Genetics on June 30, 2009, the compensation of these individuals was determined by Myriad Genetics and future compensation levels will be determined based on the compensation policies, programs and procedures established by our compensation committee. Our named executive officers were compensated in accordance with their arrangements with Myriad Genetics through the completion of the separation, at which time their employment relationships with Myriad Genetics ceased.

Summary Compensation Table

Name and Principal Position under Myriad Genetics, Inc.	Fiscal Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Adrian N. Hobden, Ph.D.	2009	535,552	285,812	1,237,265	9,749	2,068,378
President, Myriad Pharmaceuticals, Inc.	2008	500,552	400,812	798,649	9,550	1,709,563

Robert Lollini	2009	105,988	0	0	3,356	109,344
Chief Financial Officer, Myriad Pharmaceuticals, Inc. (4)

Wayne Laslie	2009	380,552	125,812	757,975	9,817	1,274,156
Chief Operating Officer, Myriad Pharmaceuticals, Inc.	2008	355,552	165,812	488,831	9,510	1,019,705

Edward Swabb, M.D., Ph.D.	2009	346,652	14,812	179,325	9,643	550,432
Senior Vice President, Head of Development, Chief Medical Officer, Myriad Pharmaceuticals, Inc.	2008	329,652	60,812	123,063	9,441	522,968

Barbara Berry	2009	200,460	14,312	313,266	8,093	536,131
Vice President, Human Resources, Myriad Genetics, Inc.	2008	187,681	45,812	208,645	21,510	463,648

(1)	Represents a cash bonus for performance during the fiscal year ended June 30, 2009, and a holiday bonus of $750 that was tax adjusted to $812.

(2)

Amounts shown reflect the dollar amounts of the compensation cost for equity-based compensation recognized for each of these executive officers for financial statement reporting purposes for the applicable fiscal year, in accordance with FAS 123R. Information regarding the assumptions used in the valuation of option awards can be found in the note to our financial statements entitled “Share-Based Compensation” at

Item 8 of this Annual Report on Form 10-K. See also the discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” at Item 7 of this Annual Report on Form 10-K. The executive officers will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold.

(3)	All amounts shown consist of (i) $6.28 per month of premiums paid by Myriad Genetics with respect to term life insurance for the benefit of the executive officer for their respective periods served and (ii) the balance of the amount shown for matching contributions made under Myriad Genetics’ 401(k) plan on behalf of each executive officer.

(4)	Mr. Lollini commenced employment as the Chief Financial Officer of MPI on February 17, 2009.

2009 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards made by Myriad Genetics during the fiscal year ended June 30, 2009 to our named executive officers. Because we did not make any equity grants prior to July 1, 2009, the information presented reflects only equity awards that were originally issued by Myriad Genetics, which have been adjusted in connection with our separation from Myriad Genetics as described above under “—Treatment of Outstanding Myriad Genetics Options in Connection with Our Separation from Myriad Genetics.” We have set forth below, with respect to each originally issued Myriad Genetics option, information regarding the adjusted Myriad Genetics option (the “MGI Option”) and the associated MPI option grant (the “MPI Option”). All MPI options that were issued with respect to each of these Myriad Genetics options were issued under our 2009 Equity Plan with the same terms as the original Myriad Genetics option, except that the vesting and expiration of both the Myriad Genetics and the new MPI options are based on the optionholder’s continuing employment with us following the separation.

Name and Principal Position under Myriad Genetics, Inc.	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Adrian N. Hobden, Ph.D.	9/10/2008	MGI Option 90,000	22.93	1,256,670
President and Chief Executive Officer, Myriad Pharmaceuticals, Inc.		MPI Option 22,500	3.56

Robert Lollini	—	—	—	—
Chief Financial Officer, Myriad Pharmaceuticals, Inc.

Wayne Laslie	9/10/2008	MGI Option 56,000	22.93	781,928
Chief Operating Officer, Myriad Pharmaceuticals, Inc.		MPI Option 14,000	3.56

Edward Swabb, M.D., Ph.D.	9/10/2008	MGI Option 8,900	22.93	124,271
Senior Vice President, Head of Development, Chief Medical Officer, Myriad Pharmaceuticals, Inc.		MPI Option 2,225	3.56

Barbara Berry	9/10/2008	MGI Option 27,560	22.93	384,820
Vice President, Human Resources, Myriad Genetics, Inc.		MPI Option 6,890	3.56

(1)	Represents the grant date fair value in accordance with FAS 123(R). Information regarding the assumptions used in the valuation of option awards can be found in the note to our financial statements entitled “Share-Based Compensation” at Item 8 of this Annual Report on Form 10-K. See also the discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” at Item 7 of this Annual Report on Form 10-K. The executive officers will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold.

Narrative Disclosure to Summary Compensation Table and 2009 Fiscal Year Grants of Plan-Based Awards Table

Employment Agreements

Prior to our separation from Myriad Genetics, our named executive officers, with the exception of Mr. Lollini, were party to employment agreements with Myriad Genetics. Upon the completion of the separation, the employment relationship these executive officers had with Myriad Genetics ceased and these agreements were terminated without any payment obligation.

We have entered into a standard form of employment agreement with no defined term with each of our named executive officers. Pursuant to each of these agreements, either party may terminate employment at any time for any reason, with or without notice or cause. Each employment agreement also provides that the employee will not disclose confidential information of MPI during and after employment and will not compete with MPI nor solicit customers or employees during the term of employment and for one year thereafter.

In addition to our standard form of employment agreement with Mr. Lollini, we also entered into an offer letter of employment with Mr. Lollini on February 4, 2009, which sets forth his initial annual base salary and target bonus percentage. In addition, the offer letter provided that Mr. Lollini would receive an initial option grant to purchase 100,000 shares of common stock following the completion of our separation from Myriad Genetics, which was granted on July 1, 2009.

2009 Fiscal Year Bonuses and Stock Option Awards

All option awards granted by Myriad Genetics to the executive officers in fiscal year 2009 were granted under the Myriad Genetics 2003 Employee, Director and Consultant Stock Option Plan, as amended, or the Myriad Genetics 2003 Stock Option Plan, were granted with an exercise price equal to the closing price of Myriad Genetics common stock on the date of grant, which price has been adjusted as discussed above under the heading “—Treatment of Outstanding Myriad Genetics Options in Connection with Our Separation from Myriad Genetics,” a 10 year life, and vest annually over a four year period. All MPI options that were issued with respect to each of these Myriad Genetics options in connection with the separation were issued under our 2009 Equity Plan with the same terms as the original Myriad Genetics options, except that the vesting, if any, and expiration of both the Myriad Genetics and the new MPI options are based on the optionholder’s continuing employment with us following the separation.

In addition to the annual cash incentive bonus paid to each of our named executive officers, all employees, including the named executive officers, received a holiday bonus from Myriad Genetics of $750 that was tax adjusted in 2009 to $812.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table shows outstanding stock options held by our named executive officers on June 30, 2009, the last day of our fiscal year. Because we did not make any equity grants prior to July 1, 2009, the information presented reflects only options that were originally issued by Myriad Genetics, which have been adjusted in connection with our separation from Myriad Genetics as described above under “—Treatment of Outstanding Myriad Genetics Options in Connection with Our Separation from Myriad Genetics.” We have set forth below, with respect to each originally issued Myriad Genetics option (the “MGI Option”), information regarding the adjusted Myriad Genetics option and the associated MPI option grant (the “MPI Option”). All MPI options that were issued with respect to each of these Myriad Genetics options were issued under our 2009 Equity Plan with the same terms as the original Myriad Genetics option, except that the vesting, if any, and expiration of both the Myriad Genetics and the new MPI options are based on the optionholder’s continuing employment with us following the separation.

Name and Principal Position under Myriad Genetics, Inc.		Option Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Adrian N. Hobden, Ph.D.	MGI Option	112,020	0		8.86	04/20/2010
President and Chief Executive Officer, Myriad Pharmaceuticals, Inc.	MPI Option	28,005	0	(1)	1.38	04/20/2010
	MGI Option	40,000	0		24.74	06/21/2010
	MPI Option	10,000	0	(2)	3.84	06/21/2010
	MGI Option	40,000	0		25.49	02/01/2011
	MPI Option	10,000	0	(3)	3.95	02/01/2011
	MGI Option	40,000	0		20.24	06/27/2011
	MPI Option	10,000	0	(4)	3.14	06/27/2011
	MGI Option	60,000	0		12.64	02/22/2012
	MPI Option	15,000	0	(5)	1.96	02/22/2012
	MGI Option	60,000	0		8.68	08/16/2012
	MPI Option	15,000	0	(6)	1.35	08/16/2012
	MGI Option	37,498	0		3.80	02/13/2013
	MPI Option	9,374	0	(7)	0.59	02/13/2013
	MGI Option	64,760	0		4.44	09/09/2013
	MPI Option	16,189	0	(8)	0.69	09/09/2013
	MGI Option	60,000	0		6.00	02/19/2014
	MPI Option	15,000	0	(9)	0.93	02/19/2014
	MGI Option	80,000	0		5.89	09/08/2014
	MPI Option	20,000	0	(10)	0.92	09/08/2014
	MGI Option	90,000	0		7.82	02/17/2015
	MPI Option	22,500	0	(11)	1.22	02/17/2015
	MGI Option	30,822	20,000		7.27	09/14/2015
	MPI Option	7,706	4,999	(12)	1.13	09/14/2015
	MGI Option	48,000	16,000		8.63	02/16/2016
	MPI Option	12,000	4,000	(13)	1.34	02/16/2016
	MGI Option	32,000	32,000		9.04	09/06/2016
	MPI Option	8,000	8,000	(14)	1.40	09/06/2016

Name and Principal Position under Myriad Genetics, Inc.		Option Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
	MGI Option	34,000	34,000		12.17	02/21/2017
	MPI Option	8,500	8,500	(15)	1.89	02/21/2017
	MGI Option	22,500	67,500		18.06	09/26/2017
	MPI Option	5,625	16,875	(16)	2.80	09/26/2017
	MGI Option	27,500	82,500		13.28	02/28/2018
	MPI Option	6,875	20,625	(17)	2.06	02/28/2018
	MGI Option	0	90,000		13.28	09/10/2018
	MPI Option	0	22,500	(18)	3.56	09/10/2018

Robert Lollini		—	—		—	—
Chief Financial Officer, Myriad Pharmaceuticals, Inc.

Wayne Laslie	MGI Option	23,744	0		6.90	11/11/2014
Chief Operating Officer, Myriad Pharmaceuticals, Inc.	MPI Option	5,936	0	(19)	1.07	11/11/2014
	MGI Option	8,322	12,500		7.27	09/14/2015
	MPI Option	2,081	3,124	(12)	1.13	09/14/2015
	MGI Option	30,000	10,000		8.63	02/16/2016
	MPI Option	7,500	2,500	(13)	1.34	02/16/2016
	MGI Option	20,000	20,000		9.04	09/06/2016
	MPI Option	5,000	5,000	(14)	1.40	09/06/2016
	MGI Option	22,000	22,000		12.17	02/21/2017
	MPI Option	5,500	5,500	(15)	1.89	02/21/2017
	MGI Option	12,500	37,500		18.06	09/26/2017
	MPI Option	3,125	9,375	(16)	2.80	09/26/2017
	MGI Option	17,500	52,500		13.28	02/28/2018
	MPI Option	4,375	13,125	(17)	2.06	02/28/2018
	MGI Option	0	56,000		22.93	09/10/2018
	MPI Option	0	14,000	(18)	3.56	09/10/2018

Edward Swabb. M.D., Ph.D.	MGI Option	3,250	0		7.27	09/14/2015
Senior Vice President, Head of Development, Chief Medical Officer, Myriad Pharmaceuticals, Inc.	MPI Option	812	0	(12)	1.13	09/14/2015
	MGI Option	0	2,500		8.6	02/16/2016
	MPI Option	0	625	(13)	1.34	02/16/2016
	MGI Option	1,900	1,900		9.04	09/06/2016
	MPI Option	475	475	(14)	1.40	09/06/2016
	MGI Option	1,066	3,500		12.17	02/21/2017
	MPI Option	266	875	(15)	1.89	02/21/2017
	MGI Option	4,750	14,250		18.06	09/26/2017
	MPI Option	1,188	3,562	(16)	2.80	09/26/2017
	MGI Option	4,500	13,500		13.28	02/28/2018
	MPI Option	1,125	3,374	(17)	2.06	02/28/2018
	MGI Option	0	8,900		22.93	09/10/2018
	MPI Option	0	2,225	(18)	3.56	09/10/2018

Name and Principal Position under Myriad Genetics, Inc.		Option Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Barbara Berry	MGI Option	2,104	0		25.56	06/20/2010
Vice President, Human Resources, Myriad Genetics, Inc.	MPI Option	526	0	(20)	3.96	06/20/2010
	MGI Option	8,800	0		25.49	02/01/2011
	MPI Option	2,200	0	(3)	3.95	02/01/2011
	MGI Option	5,000	0		7.27	09/14/2015
	MPI Option	1,250	0	(12)	1.13	09/14/2015
	MGI Option	0	5,000		8.63	02/16/2016
	MPI Option	0	1,250	(13)	1.34	02/16/2016
	MGI Option	14,000	5,000		9.04	09/06/2016
	MPI Option	3,500	1,249	(14)	1.40	09/06/2016
	MGI Option	12,000	12,000		12.17	02/21/2017
	MPI Option	3,000	3,000	(15)	1.89	02/21/2017
	MGI Option	5,000	15,000		18.06	09/26/2017
	MPI Option	1,250	3,750	(16)	2.80	09/26/2017
	MGI Option	0	19,500		13.28	02/28/2018
	MPI Option	0	4,875	(17)	2.06	02/28/2018
	MGI Option	0	27,560		22.93	09/10/2018
	MPI Option	0	6,890	(18)	3.56	09/10/2018

(1)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 20% of the shares per year following April 20, 2000, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(2)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 20% of the shares per year following June 21, 2000, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested

(3)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following February 1, 2001, the day the original Myriad Genetics stock options were granted.

(4)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following June 27, 2001, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(5)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following February 22, 2002, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(6)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following August 16, 2002, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(7)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following February 13, 2003, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(8)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following September 9, 2003, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(9)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following February 19, 2004, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(10)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following September 8, 2004, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(11)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vested as to 25% of the shares per year following February 17, 2005, the day the original Myriad Genetics stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(12)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 25% of the shares per year following September 14, 2005, the day the original Myriad Genetics stock options were granted.

(13)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 25% of the shares per year following February 16, 2006, the day the original Myriad Genetics stock options were granted.

(14)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 25% of the shares per year following September 6, 2006, the day the original Myriad Genetics stock options were granted.

(15)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 25% of the shares per year following February 21, 2007, the day the original Myriad Genetics stock options were granted.

(16)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 25% of the shares per year following September 26, 2007, the day the original Myriad Genetics stock options were granted.

(17)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 25% of the shares per year following February 28, 2008, the day the original Myriad Genetics stock options were granted.

(18)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 25% of the shares per year following September 10, 2008, the day the original Myriad Genetics stock options were granted.

(19)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 25% of the shares per year following November 11, 2004, the day the stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

(20)	Pursuant to the vesting schedule of the originally granted Myriad Genetics options, the options vest as to 20% of the shares per year following June 20, 2000, the day the stock options were granted, until April 14, 2005 when all remaining unvested shares vested.

2009 Fiscal Year Option Exercises and Stock Vested

The following table shows information regarding exercises of options to purchase Myriad Genetics common stock by our named executive officers during the fiscal year ended June 30, 2009. Because we did not make any equity grants prior to July 1, 2009, the information presented reflects only the exercise of options to purchase Myriad Genetics common stock granted by Myriad Genetics prior to our separation.

	Option Awards
Name and Principal Position under Myriad Genetics, Inc.	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)
Adrian N. Hobden, Ph.D.	322,948	9,800,631
President and Chief Executive Officer, Myriad Pharmaceuticals, Inc.

Robert Lollini	—	—
Chief Financial Officer, Myriad Pharmaceuticals, Inc.

Wayne Laslie	87,434	2,253,163
Chief Operating Officer, Myriad Pharmaceuticals, Inc.

Edward Swabb. M.D., Ph.D.	107,184	1,700,900
Senior Vice President, Head of Development, Chief Medical Officer, Myriad Pharmaceuticals, Inc.

Barbara Berry	200,814	4,631,363
Vice President, Human Resources, Myriad Genetics, Inc.

(1)

As this exercise occurred prior to our separation from Myriad Genetics, the number of shares acquired upon exercise does not reflect the issuance of  1/4 of a share of MPI common stock for every share of Myriad Genetics common stock issued.

(2)	Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the options because the shares may not be sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise.

Potential Payments Upon Termination or Change in Control

In February 2005, while we were a subsidiary of Myriad Genetics, Dr. Hobden and Mr. Laslie entered into retention agreements with Myriad Genetics that provided for certain payments and benefits in the event of a change in control or a termination in connection with a change in control of Myriad Genetics. In connection with our separation from Myriad Genetics, Dr. Hobden’s and Mr. Laslie’s employment relationships with Myriad Genetics ceased effective June 30, 2009, at which time their retention agreements with Myriad Genetics were terminated. Our separation from Myriad Genetics did not trigger the payment of any amounts or other benefits by Myriad Genetics to Dr. Hobden or Mr. Laslie.

As of June 30, 2009, none of our named executive officers were entitled to receive any payment upon termination or in connection with a change in control. However, the vesting, if any, of Myriad Genetics options that were outstanding at the time of the separation will accelerate by their terms upon the occurrence of a change in control of Myriad Genetics, and the vesting, if any, of MPI options that were issued in connection with the adjustment of the outstanding Myriad Genetics options will accelerate upon the occurrence of a change in control of MPI.

As discussed in the Compensation Discussion and Analysis, we anticipate that we will enter into retention agreements with each of our executive officers to reinforce and encourage the continued employment and dedication of our executive officers without distraction from the possibility of a change in control of the company and related events and circumstances.

Historical Compensation of Our Directors under Myriad Genetics Prior to the Separation

The following table sets forth the compensation paid by Myriad Genetics for fiscal year 2009 to our non-employee directors, each of whom, with the exception of Mr. Forrester who was appointed to our Board of Directors on June 1, 2009, also served as a director of Myriad Genetics during the fiscal year ended June 30, 2009. Our non-employee directors, with the exception of Mr. Forrester who did not receive any compensation during fiscal year 2009, were compensated for fiscal year 2009 in accordance with the arrangements established by Myriad Genetics and described below and based on their service as members of the Myriad Genetics Board of Directors. These directors did not receive any compensation for their service as members of our Board of Directors.

Name	Fees Earned or Paid in Cash($)	Option Awards ($) (1)	Total ($)
Robert S. Attiyeh (2)	81,000	521,081	602,081
Gerald P. Belle	82,500	398,143	480,643
Robert Forrester (3)	0	0	0
Walter Gilbert, Ph.D. (2)	66,500	521,081	587,581
John T. Henderson, M.D.	98,500	521,081	619,581
Dennis H. Langer, M.D., J.D.	88,500	521,081	609,581
Linda S. Wilson, Ph.D. (2)	93,000	521,081	614,081

(1)	Amounts shown represent the dollar amount recognized for each of these directors for financial statement reporting purposes for the fiscal year ended June 30, 2009 in accordance with FAS 123R. Information regarding the assumptions used in the valuation of option awards in accordance with FAS 123R can be found in the note to our financial statements entitled “Share-Based Compensation” at Item 8 of this Annual Report on Form 10-K. See also the discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” at Item 7 of this Annual Report on Form 10-K. Our directors will not realize the value of these awards in cash until these awards are exercised and the underlying shares are subsequently sold. The following table shows outstanding and vested options to purchase Myriad Genetics common stock (the “MGI Options”) as well as MPI common stock pursuant to the MPI options issued in connection with our separation from Myriad Genetics (the “MPI Options”), for each of our non-employee directors as of June 30, 2009:

Name		Options Outstanding(#)	Vested Options(#)
Robert S. Attiyeh	MGI Options	180,000	140,000
	MPI Options	45,000	35,000

Gerald P. Belle	MGI Options	60,000	30,000
	MPI Options	15,000	7,500

Robert Forrester*		0	0

Walter Gilbert, Ph.D.	MGI Options	150,000	110,000
	MPI Options	37,500	27,500

John T. Henderson, M.D.	MGI Options	160,000	120,000
	MPI Options	40,000	30,000

Dennis H. Langer, M.D., J.D.	MGI Options	70,000	30,000
	MPI Options	17,500	7,500

Linda S. Wilson, Ph.D.	MGI Options	182,900	142,900
	MPI Options	45,725	35,725

*	Mr. Forrester was appointed to our Board of Directors on June 1, 2009 and, in anticipation of our separation from Myriad Genetics, did not receive an option grant from Myriad Genetics upon his appointment.

In accordance with Myriad Genetics’ director compensation arrangements, on November 13, 2008, each non-employee director of Myriad Genetics, which included each member of our Board of Directors who served during fiscal 2009 with the exception of Mr. Forrester, was granted a non-qualified option to purchase 30,000 shares of Myriad Genetics common stock. The grant date fair value of each of these options was $441,177.

(2)	Resigned from MPI’s Board of Directors on June 1, 2009.

(3)	Appointed to MPI’s Board of Directors on June 1, 2009.

Myriad Genetics’ Director Compensation Policy

The following is a description of the standard compensation arrangements under which Myriad Genetics’ non-employee directors were compensated for their service as directors of Myriad Genetics during the fiscal year ended June 30, 2009, including as members of the various Myriad Genetics Board committees. Members of the Myriad Genetics Board of Directors who also served on our Board of Directors prior to our separation did not receive any additional compensation for their service on our Board of Directors or any of our Board committees.

Annual Retainer

Myriad Genetics’ non-employee directors are compensated on a role-based model and are paid cash fees based on the following annual retainers (25% paid following each quarter of service):

All members	$50,000
Chairman of the Board	$35,000 additional retainer
Chairman of the Audit Committee	$25,000 additional retainer
Chairman of the Compensation Committee	$15,000 additional retainer
Chairman of the Nominating and Governance Committee	$15,000 additional retainer
Members of the Audit Committee	$12,000 additional retainer
Members of the Compensation Committee	$7,500 additional retainer
Members of the Nominating and Governance Committee	$7,500 additional retainer

Attendance

In addition to the annual retainer amounts, Myriad Genetics pays each non-employee director a per meeting cash fee of $2,000 for attendance at Board meetings in excess of five in-person meetings and four telephonic meetings per fiscal year. Myriad Genetics also pays each non-employee director a per meeting cash fee of $2,000 for attendance at committee meetings in excess of four meetings (per each committee), whether in person or telephonic, per fiscal year. All directors are also reimbursed for their out-of pocket expenses incurred in attending meetings.

Stock Option Awards

Myriad Genetics’ non-employee directors are entitled to receive options under the Myriad Genetics 2003 Stock Option Plan. The Myriad Genetics 2003 Stock Option Plan provides for an automatic annual grant on the date of Myriad Genetics’ annual meeting of stockholders to each non-employee director, other than new non-employee directors appointed within six months of the annual meeting, of a non-qualified option to purchase 30,000 shares of common stock, at an exercise price equal to the closing price of Myriad Genetics common stock on the date of grant. In addition, it is Myriad Genetics’ policy to grant a non-qualified option to purchase 30,000 shares of common stock, at an exercise price equal to the closing price of its common stock on the date of grant, to each new non-employee director upon initial election to the Board. Options granted to Myriad Genetics’ non-employee directors vest in full on the first anniversary of the date of grant, assuming continued membership on the Board. Options granted to Myriad Genetics’ non-employee directors are exercisable after the termination of the director’s service on the Board to the extent exercisable on the date of such termination for the remainder of the life of the option. All options granted to Myriad Genetics’ non-employee directors will become fully exercisable upon a change in control of Myriad Genetics or upon the death of the director as provided for under Myriad Genetics’ stock option plans.

MPI’s Director Compensation Policy

Following our separation from Myriad Genetics, our non-employee directors are compensated in accordance with the standard compensation arrangements described below. Each of our non-employee directors, including Mr. Forrester, was considered a new non-employee director of MPI as of July 1, 2009, the day following the completion of our separation from Myriad Genetics, and received a non-qualified option to purchase 25,000 shares of MPI common stock on that date.

Annual Retainer

Our non-employee directors are compensated on a role-based model and are paid cash fees based on the following annual retainers (25% paid following each quarter of service):

All members	$35,000 base retainer
Chairman of the Board	$50,000 additional retainer
Chairman of the Audit Committee	$18,000 additional retainer
Chairman of the Compensation Committee	$14,000 additional retainer
Chairman of the Nominating and Governance Committee	$10,000 additional retainer
Members of the Audit Committee	$9,000 additional retainer
Members of the Compensation Committee	$7,000 additional retainer
Members of the Nominating and Governance Committee	$5,000 additional retainer

Attendance

In addition to the annual retainer amounts, we pay each non-employee director a per meeting cash fee of $2,000 for attendance at Board meetings in excess of five in-person meetings and a per meeting cash fee of $1,000 for attendance at any telephonic Board meetings. We also pay each non-employee director a per meeting cash fee of $2,000 for in-person attendance and $1,000 for telephonic attendance at committee meetings in excess of five audit committee meetings, four compensation committee meetings, and three nominating and governance committee meetings, per fiscal year. All directors are also reimbursed for their out-of pocket expenses incurred in attending meetings.

Stock Option Awards

Our non-employee directors are entitled to receive options to purchase our common stock under our 2009 Equity Plan. Each year on the date of our annual meeting of stockholders, each non-employee director, other than new non-employee directors appointed within six months of the annual meeting, will automatically be granted a non-qualified option to purchase 16,250 shares of common stock at an exercise price equal to the closing price of our common stock on the date of grant. In addition, upon initial election to the Board each new non-employee director will be granted a non-qualified option to purchase 25,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of grant. Options granted to our non-employee directors will vest in full on the first anniversary of the date of grant, assuming continued membership on the Board. Options granted to our non-employee directors will be exercisable after the termination of the director’s service on the Board to the extent exercisable on the date of such termination for the remainder of the life of the option. All options granted to our non-employee directors will become fully exercisable upon a change in control or upon the death of the director.

COMPENSATION COMMITTEE REPORT

The compensation committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears above in this Form 10-K, with our management. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Myriad Pharmaceuticals, Inc. Compensation Committee

Dennis H. Langer, M.D., J.D., Chairman

Gerald P. Belle

Robert Forrester

Compensation Committee Interlocks and Insider Participation

Our compensation committee currently has three members, Dennis Langer, Gerald Belle, and Robert Forrester. No member of our compensation committee has at any time been an employee of ours. None of our executive officers is a member of the compensation committee, nor do any of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 1, 2009 for (a) each stockholder that we believe to be the beneficial owner of more than 5% of our common stock, (b) our executive officers named in the Summary Compensation Table of this Form 10-K (the Named Executive Officers), (c) each of our directors and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of September 1, 2009 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 24,045,352 shares of common stock outstanding on September 1, 2009.

	Shares of Common Stock Beneficially Owned
Beneficial Owner	Number	Percentage
Principal Stockholders:
FMR LLC (1)	3,114,311	12.9%
82 Devonshire Street
Boston, Massachusetts 02109

Capital Research Global Advisors (2)	1,641,600	6.8%
333 South Hope Street
Los Angeles, California 90071

T. Rowe Price Associates, Inc. (3)	1,574,560	6.6%
100 E. Pratt Street
Baltimore, Maryland 21202

Barclays Global Investors, NA (4)	1,252,484	5.2%
400 Howard Street
San Francisco, California 94105

Executive Officers and Directors:
Adrian N. Hobden, Ph.D. (5)	298,540	1.2%
Wayne Laslie (6)	57,123	*
Robert J. Lollini	0	*
Edward Swabb, M.D., Ph.D. (7)	5,610	*
Barbara Berry (8)	18,121	*
Andrew Gibbs, J.D. (7)	434	*
Gerald P. Belle (9)	7,800	*
Robert Forrester	0	*
John T. Henderson, M.D. (10)	31,075	*
Dennis H. Langer, M.D., J.D. (7)	7,500	*
Timothy R. Franson, M.D.	0	*
All current executive officers and directors as a group (11 persons) (11)	426,203	1.7%

*	Represents beneficial ownership of less than 1% of the shares of common stock.

(1)

This information is based on a Schedule 13G filed with the SEC on August 10, 2009 with respect to Myriad Pharmaceuticals common stock. Fidelity Management & Research Company, or Fidelity, a wholly owned subsidiary of FMR LLC and an investment adviser, is deemed to be the beneficial owner of 3,114,311 shares as a result of acting as investment adviser to various investment companies. Edward C. Johnson 3d and FMR LLC., through its control of Fidelity, each has sole power to dispose of but not the power to vote or direct the voting of these shares, as such voting power resides with the funds’ Boards of Trustees. Fidelity Growth Company Fund, one of the investment companies owns 1,762,773 shares or 7.358% of our common stock.

(2)	This information is based on a Schedule 13G filed with the SEC on February 17, 2009 with respect to Myriad Genetics common stock, and the share information in the above table reflects the distribution of one share of Myriad Pharmaceuticals common stock for every four shares of Myriad Genetics common stock in connection with our spin-off and separation from Myriad Genetics. Capital Research Global Investors is a division of Capital Research and Management Company, or CRMC, and is deemed to be the beneficial owner of these shares as a result of CRMC acting as investment advisor to various investment companies. Capital Research Global Investors has sole voting and dispositive power with respect to all of these shares.

(3)	This information is based on a Schedule 13G/A filed with the SEC on February 12, 2009 with respect to Myriad Genetics common stock, and the share information in the above table reflects the distribution of one share of Myriad Pharmaceuticals common stock for every four shares of Myriad Genetics common stock in connection with our spin-off and separation from Myriad Genetics. T. Rowe Price Associates, Inc. is deemed to be the beneficial owner of these shares as a result of acting as investment advisor to various investment companies. T. Rowe Price Associates, Inc. has sole voting power with respect to 400,265 of these shares and sole dispositive power with respect to all of these shares.

(4)	This information is based on a Schedule 13G jointly filed with the SEC by Barclays Global Investors, NA and Barclays Global Fund Advisors on February 5, 2009 with respect to Myriad Genetics common stock, and the share information in the above table reflects the distribution of one share of Myriad Pharmaceuticals common stock for every four shares of Myriad Genetics common stock in connection with our spin-off and separation from Myriad Genetics. Barclays Global Investors, NA beneficially owns 509,459 shares and has sole voting power with respect to 440,733 of such shares and sole dispositive power with respect to all such shares. Barclays Global Fund Advisors beneficially owns 743,025 shares and has sole voting and dispositive power with respect to all such shares.

(5)	Includes 240,023 shares of common stock subject to currently exercisable options and options exercisable within 60 days of September 1, 2009.

(6)	Includes 45,766 shares of common stock subject to currently exercisable options and options exercisable within 60 days of September 1, 2009.

(7)	Represents shares of common stock subject to currently exercisable options and options exercisable within 60 days of September 1, 2009.

(8)	Includes 14,699 shares of common stock subject to currently exercisable options and options exercisable within 60 days of September 1, 2009.

(9)	Includes 7,500 shares of common stock subject to currently exercisable options and options exercisable within 60 days of September 1, 2009.

(10)	Consists of 1,000 shares of common stock beneficially owned directly by Dr. Henderson and 75 shares of common stock owned by Dr. Henderson’s spouse. Also includes 30,000 shares subject to currently exercisable options and options exercisable within 60 days of September 1, 2009.

(11)	See notes 5 through 10 above.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of June 30, 2009.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,592,372	$2.42	2,907,628
Equity compensation plans not approved by security holders	—	—	—

Total	3,592,372	$2.42	2,907,628

(1)	These plans consist of our 2009 Employee, Director and Consultant Equity Incentive Plan and our 2009 Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Spin-Off Transaction with Myriad Genetics and Related Agreements

In connection with the separation and spin-off of our company from our former parent company, Myriad Genetics, which was completed on June 30, 2009, we and Myriad Genetics entered into the following agreements that, among other things, set forth the terms and conditions of the separation of MPI from Myriad Genetics and provide a framework for the relationship between us and Myriad Genetics following the separation.

Separation and Distribution Agreement. On June 30, 2009, we entered into a Separation and Distribution Agreement with Myriad Genetics that set forth our agreements with Myriad Genetics regarding the principal transactions necessary to separate us from Myriad Genetics, including: (1) the contribution of substantially all of the assets and certain liabilities of Myriad Genetics’ research and drug development businesses and cash and cash equivalents of approximately $188 million to us; and (2) the distribution by Myriad Genetics, as of 11:59 p.m. (EDT) on June 30, 2009, of all outstanding shares of our common stock to Myriad Genetics’ stockholders in the form of a pro rata dividend of one share of our common stock for every four shares of Myriad Genetics common stock outstanding to stockholders of record on June 17, 2009. This agreement also sets forth the other provisions that govern certain aspects of our relationship with Myriad Genetics after the completion of the separation from Myriad Genetics and provides for the allocation of assets, liabilities and obligations between us and Myriad Genetics in connection with the separation.

Tax Sharing Agreement. On June 30, 2009, we entered into a Tax Sharing Agreement with Myriad Genetics that generally governs each of the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes. Under the Tax Sharing Agreement, all tax liabilities resulting or arising from the contribution of Myriad Genetics’ research and drug development businesses to us and the other separation transactions including the distribution of our common stock will be borne solely by Myriad Genetics and its subsidiaries other than us. In addition, under the Tax Sharing Agreement, all tax liabilities (including tax refunds and credits) attributable to Myriad Genetics’ research and drug development businesses for any and all periods preceding the separation, will be borne solely by Myriad Genetics and its subsidiaries other than us, taking into account certain tax attributes available to Myriad Genetics and its subsidiaries other than us. All tax liabilities (including tax refunds and credits) otherwise attributable to Myriad Genetics and its subsidiaries, will be borne solely by Myriad Genetics and its subsidiaries other than us. All tax liabilities (including tax refunds and credits)

attributable to our operation of the research and drug development businesses for any and all periods following the separation will be borne solely by us. Any and all tax attributes, including net operating losses and research and development credits, which exist as of the date of the separation will be retained by Myriad Genetics and its subsidiaries other than us.

Sublease Agreement. Effective July 1, 2009, we entered into a Sublease Agreement with Myriad Genetics to provide for the lease of office and laboratory space. Under the Sublease Agreement, we currently pay Myriad Genetics a monthly fee for the use of 72,000 square feet of office and laboratory space on an interim basis, while an 87,000 square foot facility is currently under construction adjacent to our existing facilities. The sublease on our existing facility will terminate upon the completion and occupancy by us of the new facility. The monthly sublease fee of approximately $175,000 is based on the costs billed to Myriad Genetics under its master lease for the same space. In addition, we are responsible for up to approximately $8.0 million of leasehold improvements. The sublease has an initial term of three years from the date of occupancy of the new facility with four options for renewal of three years each.

Employee Matters Agreement. On June 30, 2009, we entered into an Employee Matters Agreement with Myriad Genetics. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations.

Policy for Approval of Related Person Transactions

Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, or ratifying as permitted, all transactions in which we are a participant and in which any of the following persons has or will have a direct or indirect material interest:

•	our executive officers;

•	our directors;

•	the beneficial owners of more than 5% of our securities;

•	the immediate family members of any of the foregoing persons; and

•	any other persons whom our board determines may be considered related persons.

For purposes of this policy, “immediate family members” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household with the executive officer, director or 5% beneficial owner.

In reviewing and approving such transactions, our audit committee shall obtain, or shall direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chair of the audit committee in some circumstances.

Our audit committee or its chair, as the case may be, shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chair determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of our audit committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with MPI, either directly or indirectly. Based on this review, our Board has determined that all of our directors, other than Adrian Hobden, are “independent directors” as defined by The Nasdaq Stock Market LLC.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Ernst & Young LLP (“E&Y”), independent public accountants, to audit our financial statements for the fiscal year ending June 30, 2010. E&Y audited our financial statements for the fiscal year ended June 30, 2009. E&Y did not perform a separate audit of our financial statements for the period ended June 30, 2008 and we did not pay any fees separate from the fees paid by Myriad Genetics for services to the combined company.

In deciding to select E&Y, the Audit Committee reviewed auditor independence issues and existing commercial relationships with E&Y and concluded that E&Y has no commercial relationship with Myriad Pharmaceuticals, Inc. that would impair its independence for the fiscal year ending June 30, 2010.

The following table presents fees for professional audit services provided by E&Y during the last two fiscal years:

Type of Fee	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Audit Fees	$90,560	$0
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$90,560	$0

Audit Fees—Fees for the audit of our annual financial statements included in our Annual Report on Form 10-K. The audit fees listed include amounts paid and estimated amounts to be paid in connection with the audit of our fiscal year 2009 financial statements. Also included are fees related to the review and consent of Form S-8 performed by E&Y.

Audit Related Fees—We did not engage E&Y to perform any audit related services during the fiscal year indicated.

Tax Fees—We did not engage E&Y to perform any tax services during the fiscal year indicated.

All Other Fees—We did not engage E&Y to perform any other services during the fiscal year indicated.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor, engagement letters describing the scope of service and the anticipated fees are negotiated and approved by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Financial Statements

See “Index to Financial Statements” at Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

The financial statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

3. Exhibits

The exhibits which are filed with or incorporated by reference into this Annual Report on Form 10-K are set forth in the Exhibit Index to this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2009.

MYRIAD PHARMACEUTICALS, INC.

By:	/s/ ADRIAN N. HOBDEN
Adrian N. Hobden, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

	Signatures	Title	Date
By:	/s/ ADRIAN N. HOBDEN	President, Chief Executive	September 28, 2009
	Adrian N. Hobden, Ph.D.	Officer and Director (principal executive officer)

By:	/s/ ROBERT J. LOLLINI	Chief Financial Officer	September 28, 2009
	Robert J. Lollini	(principal financial and accounting officer)

By:	/s/ GERALD P. BELLE	Chairman of the Board	September 28, 2009
Gerald P. Belle

By:	/s/ JOHN T. HENDERSON	Director	September 28, 2009
John T. Henderson, M.D.

By:	/s/ DENNIS H. LANGER	Director	September 28, 2009
Dennis H. Langer, M.D., J.D.

By:	/s/ ROBERT FORRESTER	Director	September 28, 2009
Robert Forrester

By:	/s/ TIMOTHY R. FRANSON	Director	September 28, 2009
Timothy R. Franson, M.D.

INDEX TO FINANCIAL STATEMENTS

Myriad Pharmaceuticals, Inc.

Years Ended June 30, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Myriad Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Myriad Pharmaceuticals, Inc. as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myriad Pharmaceuticals, Inc. at June 30, 2009 and 2008, and the results of its operations its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

September 28, 2009

MYRIAD PHARMACEUTICALS, INC.

Balance Sheets

June 30, 2009 and 2008

(In thousands, except per share amounts)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$128,372	$—
Marketable investment securities	40,728	—
Accounts receivable	—	4,547
Prepaid expenses	240	630

Total current assets	169,340	5,177

Equipment and leasehold improvements:
Equipment	5,338	18,253
Leasehold improvements	—	3,985

	5,338	22,238
Less accumulated depreciation	—	11,888

Net equipment and leasehold improvements	5,338	10,350

Long-term marketable investment securities	18,905	—
Other assets	94	219

	$193,677	$15,746

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable due to parent	$—	$14,210
Accrued liabilities	4,576	30,358
Deferred revenue	—	2,000

Total current liabilities	4,576	46,568

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000,000 shares; issued and outstanding 23,974,211 shares at June 30, 2009; none authorized, issued or outstanding at June 30, 2008	240	—
Additional paid-in capital	188,400
Accumulated other comprehensive income (loss)	461	—
Parent company net investment (capital deficiency)	—	(30,822)

Total stockholders’ equity / net investment (capital deficiency)	$193,677	$15,746

See accompanying notes to financial statements.

MYRIAD PHARMACEUTICALS, INC.

Statements of Operations

Years ended June 30, 2009, 2008 and 2007

(In thousands, except per share amounts)

	2009	2008	2007
Research revenue	$5,456	$6,774	$11,841
Pharmaceutical revenue	—	100,000	—
Other revenue	—	4,000	—

Total revenue	5,456	110,774	11,841

Costs and expenses:
Research and development expense	54,611	121,526	94,929
Selling, general, and administrative expense	8,981	20,600	10,250

Total costs and expenses	63,592	142,126	105,179

Operating loss	(58,136)	(31,352)	(93,338)

Other income (expense), net	—	(3,017)	653

Net loss	$(58,136)	$(34,369)	$(92,685)

Pro forma earnings loss per basic and diluted share	$(2.43)	(1.43)	(3.87)
Pro forma shares used to compute net loss per basic and diluted share	23,974,211	23,974,211	23,974,211

See accompanying notes to financial statements.

MYRIAD PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Unrealized (Loss) Gain on Available-for- sale Securities	Parent Company Investment	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2006	—	$—	$—	$—	$—	$987	$987
Net transfers from parent	—	—	—	—	—	97,067	97,067
Net loss	—	—	—	—	—	(92,685)	(92,685)

Balance at June 30, 2007	—	—	—	—	—	5,369	5,369
Net transfers from parent	—	—	—	—	—	(1,822)	(1,822)
Net loss	—	—	—	—	—	(34,369)	(34,369)

Balance at June 30, 2008	—	—	—	—	—	(30,822)	(30,822)
Net transfers from parent	—	—	—	—	—	90.054	90,054
Contribution of cash and investments from parent	—	—	—	—	461	187,544	188,005
Contribution of net operating assets and liabilities to Myriad Pharmaceuticals, Inc. and issuance of common shares to Myriad Genetics stockholders	23,974,211	240	188,400	—	—	(188,640)	—
Net loss and comprehensive loss	—	—	—	—	—	(58,136)	(58,136)

Balance at June 30, 2009	23,974,211	$240	$188,400	$—	$461	$—	$189,101

See accompanying notes to financial statements

MYRIAD PHARMACEUTICALS, INC.

Statements of Cash Flows

Years ended June 30, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(58,136)	$(34,369)	$(92,685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,854	3,214	4,575
Loss (gain) on disposition of assets	—	17	(3)
Share-based compensation expense	10,445	7,807	3,682
Loss on cost-basis investment	—	3,000	—
Write-off in process research and development	7,000	—	—
Changes in operating assets and liabilities:
Prepaid expenses	390	117	70
Accounts receivable	4,547	(3,299)	(40)
Due to parent	—	7,163	(1,887)
Accrued liabilities	(25,782)	26,880	(3,789)
Deferred revenue	(2,000)	1,650	350

Net cash provided by (used in) operating activities	(60,682)	12,180	(89,727)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(375)	(2,332)	(3,008)
Acquisition of in-process research and development	(7,000)	—	—
Change in other assets	—	(219)	(650)

Net cash used in investing activities	(7,375)	(2,551)	(3,658)

Cash flows from financing activities:
Net change in investment from parent	196,429	(9,629)	93,385

Net cash provided by (used in) financing activities	196,429	(9,629)	93,385

Net increase in cash and cash equivalents	128,372	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$128,372	$—	$—

See accompanying notes to financial statements.

MYRIAD PHARMACEUTICALS, INC.

Notes to Financial Statements

June 30, 2009, 2008, and 2007

(1)	Organization and Summary of Significant Accounting Policies

(a)	Organization and Business Description

On June 2, 2009 the Myriad Genetics, Inc. (“MGI”) Board of Directors approved a plan to separate its molecular diagnostic business from its research and drug development businesses. In order to carry out the proposed separation of the research and drug development businesses MGI created a new wholly owned subsidiary, a Delaware corporation into which the research operations along with substantially all of the assets (and employees) of the pharmaceuticals business and associated intellectual property rights (including patents) and cash were contributed. In connection with the formation of this new subsidiary, MGIs’ existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and the newly formed subsidiary adopted the name of Myriad Pharmaceuticals, Inc., (“MPI”).

The shares of MPI were distributed on June 30, 2009 to MGI stockholders of record as of June 17, 2009 as a pro-rata, tax-free dividend. MPI has received a private letter ruling from the Internal Revenue Service affirming the tax-free nature of the spin-off. The separation resulted in MPI operating as an independent entity with its own publicly traded common stock. MGI no longer has any ownership or other form of interest in MPI subsequent to the separation. Following the separation, MPI’s operations consist solely of the operations herein.

In connection with the separation, MPI and MGI entered into a series of agreements, including a separation agreement, a sublease agreement, an employee matters agreement, and a tax sharing agreement. See note 2 for further discussion regarding these agreements.

MPI’s focus is to discover and develop therapeutic products to treat patients with unmet medical needs. MPI researchers have made important discoveries in the fields of cancer and infectious diseases such as AIDS. These discoveries point to novel disease pathways that may pave the way for the development of new classes of drugs. The Company’s operations are located in Salt Lake City, Utah.

(b)	Basis of Accounting and Combination

The balance sheet as of June 30, 2009 and notes related thereto, reflect the opening balances of MPI as an independent company. All other amounts reflected in the financial statements include the assets, liabilities and results of operations of the components of MGI that constitute the drug development and research businesses that were separated. The accompanying financial statements have been prepared using MGI’s historical costs basis of the assets and liabilities of the various activities that reflect the combined results of operations, financial condition and cash flows of MPI as a component of MGI. For purposes of preparing these financial statements MPI has been allocated certain expenses from MGI but has not been allocated the underlying productive assets, such as, certain information systems equipment that will not be assigned to MPI but for which MPI has benefited from the assets. Such expenses have been reflected in the statements of operations as expense allocations from MGI.

Management believes that the assumptions underlying the financial statements are reasonable. The financial information in these financial statements does not include all expenses that would have been incurred had MPI been an independent publicly traded entity. As such, the financial information herein does not reflect the financial position, results of operations or cash flows of MPI in the future or what they would have been, had MPI been a separate, stand-alone entity during the periods presented. Specific costs attributable to MPI operations have been included in MPI’s financial statements. The financial statements also include some proportional cost allocations of certain common costs of MGI and MPI because these expenses were not specifically identified at the subsidiary level. The basis of these allocations includes full-time equivalent employees for the respective periods presented, square footage, and other appropriate allocation drivers. See note 10 for a further discussion of the allocations.

The Company has evaluated all subsequent events through the date it filed these financial statements in this Form 10-K Report with the Securities and Exchange Commission on September 28, 2009.

(c)	Use of Estimates

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires MGI management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of certain accrued liabilities and share-based compensation. Actual results could differ from those estimates presented herein.

(d)	Myriad Genetics, Inc. Net Investment (Capital Deficiency)

The balance sheet as of June 30, 2009 reflects the opening balances of MPI as an independent company. All other amounts reflected in the financial statements of MPI represent a combination of various components of MGI. Because a direct ownership relationship did not exist among all the components comprising MPI, MGI’s investment in MPI is shown in lieu of stockholder’s equity in the financial statements for periods prior to June 30, 2009. The net investment account represents the cumulative investments in, distributions from and earnings (loss) of MPI.

Prior to June 30, 2009 MPI had certain liabilities classified as due to parent that represent accounts payable by MPI to third parties that MGI paid on behalf of MPI. As MGI had not paid these MPI accounts payable as of the balance sheet dates, those amounts have been recorded as accounts payable due to parent in the financial statements.

Prior to the spin-off all cash and investments were held and managed by MGI. Accordingly, cash used to pay MPI expenses or cash collected from collaboration agreements by MGI on behalf of MPI prior to June 30, 2009 are recorded as an increase or decrease in the Myriad Genetics, Inc. net investment (capital deficiency).

(e)	Pro Forma Loss Per Share

The pro forma loss per basic and diluted share is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. For all periods presented, the computation of pro forma net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 23,974,211 shares issued in connection with the spin-off on June 30, 2009. The calculation of pro forma diluted loss per share is the same as the pro forma basic loss per share since the inclusion of any potentially dilutive securities would be anti-dilutive.

(f)	Fair Value Disclosure

At June 30, 2009 and 2008, the carrying value of the Company’s accounts receivable, accounts payable and accrued expenses approximates fair value.

(g)	Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, as well as EITF 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, in accounting for its revenue transactions.

Revenue from non-refundable upfront license fees where MPI has continuing involvement is recognized ratably over the development or agreement period or in full upon termination of a development or license agreement when MPI has no ongoing obligation.

Research revenue includes revenue from research agreements, milestone payments, and technology licensing agreements. In applying the principles of SAB 104 and EIFT 00-21 to research and technology license agreements, MPI considers the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, as underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. MPI makes adjustments, if necessary, to the estimates used in its calculations as work progresses and it gains experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying balance sheet.

Revenue from milestone payments for which MPI has no continuing performance obligations is recognized upon achievement of the related milestone. When MPI has a continuing performance obligation, the milestone payments are deferred and recognized as revenue over the remaining term of the arrangement as performance obligations are completed. MPI recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period of MPI’s continued involvement in the research and development project.

(h)	Research and Development Expenses

Research and development expenses consist primarily of costs associated with the clinical trials of MPI product candidates, development materials, compensation and related benefits for research and development personnel, costs for consultants, and various overhead costs. Research and development costs are expensed as incurred consistent with SFAS No. 2, Accounting for Research and Development Costs.

(i)	Accounts Receivable

Other receivables are comprised of amounts due from collaboration and research agreements whereby MPI may receive research fees or milestone payments. Other receivables are recorded at their net realizable value, generally as services are performed or as milestones are earned.

(j)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. For the years ended June 30, 2009, 2008, and 2007, the Company recorded depreciation expense of $2.7 million, $2.9 million, and $4.2 million, respectively.

(k)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments of long-lived assets were recorded for the years ended June 30, 2009, 2008, and 2007.

(l)	Other Assets

Other assets as of June 30, 2009 are comprised of purchased intellectual property and a purchased library of chemical compounds Management reviews the valuation of these investments for possible impairment as changes in facts and circumstances indicate that potential impairment should be assessed.

The library of chemical compounds and related purchased intellectual property are being amortized ratably over the expected useful life of two to five years. MPI has also reassessed the useful lives of its other assets and has determined that the estimated useful lives are appropriate.

For the years ended June 30, 2009, 2008, and 2007 the Company recorded amortization expense of $125,000, $30,000, and $0 respectively.

During 2008, the Company determined that the fair value of its investment in the privately held pharmaceutical company was impaired and accordingly wrote-off its entire cost basis investment, which resulted in a $3.0 million expense recorded in other expense in the accompanying 2008 statements of operations.

(m)	Income Taxes

The Company recognizes income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The Company’s operations have been included in MGI’s consolidated U.S. federal and state income tax returns. The provision for income taxes has been determined as if the Company had filed separate income tax returns under its existing structure for the periods presented. Accordingly, the effective tax rate of the Company in future years could vary from its historical effective tax rates depending on the Company’s future legal structure and related tax elections. The historical net operating loss carryforwards generated by MPI prior to the separation remained with MGI.

(n)	Share-based compensation

Certain MPI employees who were MGI’s employees prior to the separation hold stock options and participated in the MGI employee stock option and stock purchase plans. Share-based compensation expense in the accompanying financial statements is recognized based on MGI’s share-based payment expense for such MPI employees and certain allocated share-based compensation expense relating to general and administrative employees of MGI.

The Company accounts for “share-based” compensation under the provisions of “Share-Based Payment” (SFAS No. 123(R)). Statement 123(R) sets accounting requirements for share-based compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

(o)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive income (loss) in stockholders’equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

(p)	Segment and Related Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company’s operating segments. MPI’s business consists primarily of pharmaceutical development and related research activities. Accordingly, the Company operates in one reportable business segment.

The Company’s revenues were derived from research performed in the United States. Additionally, all of the Company’s long-lived assets are located in the United States.

(q)	Recent Accounting Pronouncements

In February 2008, the FASB issued Statement of Financial Position (FSP) No. 157-2, which delays the effective date of FAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are re-measured at least annually). The FSP deferred the effective date of FAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on July 1, 2009. The adoption of this standard by us is not expected to have a material effect on our financial statements.

(2)	Spin-Off of Myriad Pharmaceuticals, Inc.

On June 30, 2009, MGI separated its molecular diagnostic business from its research and drug development businesses through the spin-off of MPI. MGI contributed substantially all of the assets and certain liabilities from its research and drug development businesses and $188 million of cash and marketable securities to MPI. All outstanding shares of the Company were then distributed to MGI’s stockholders of record on June 17, 2009 as a pro-rata, tax-free dividend of one share of MPI common stock for every four shares of MGI’s common stock.

On June 30, 2009, the Company entered into a Separation and Distribution Agreement with MGI that set forth the terms and conditions of the separation of the Company from MGI. The Separation and Distribution Agreement sets forth a framework for the relationship between the Company and MGI following the separation regarding principal transactions necessary to separate the companies, including: (i) the contribution of substantially all of the assets and certain liabilities of the MGI’S research and drug development businesses and cash and marketable securities of approximately $188 million to the Company; and (ii) the distribution by MGI, as of 11:59 p.m. (EDT) on June 30, 2009, of all outstanding shares of MPI common stock to MGI’s stockholders in the form of a pro rata dividend of one share of MPI common stock for every four shares of the MGI’s common stock outstanding to stockholders of record on June 17, 2009. This agreement also sets forth other provisions that govern certain aspects of the Company’s relationship with MGI after completion of the separation and also provides for the allocation of assets, liabilities and obligations between the Company and MGI in connection with the separation.

In addition, on June 30, 2009 the Company entered into other definitive agreements in connection with the spin-off, including (1) a Tax Sharing Agreement that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes (2) a Sublease Agreement that provides for the sublease from MGI to the Company of certain office and laboratory space to be utilized by MPI in its operations and (3) an Employee Matters Agreement that allocates liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations.

The total value of the MPI stock dividend of $189.1 million was based on the net book value of the net assets that were transferred from MGI in connection with the spin-off, as follows (in thousands):

2009
Net book value of assets transferred:
Cash and cash equivalents	$128,372
Marketable investment securities	59,633
Prepaid and other current assets	240
Equipment, net	5,338
Other assets, net	94
Accrued liabilities	(4,576)

Net assets transferred	$189,101

(3)	Marketable Investment Securities

Prior to June 30, 2009 all cash and investments were held and managed by MGI. The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value for available-for-sale securities by major security type and class of security at June 30, 2009 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2009:
Available-for-sale:
Money Market Funds	$110,372	$—	$—	$110,372
Corporate bonds and notes	28,740	291	—	29,031
Federal agency issues	30,432	170	—	30,602

Total	$169,544	$461	$—	$170,005

Cash and cash equivalents of $128.3 million at June 30, 2009 consist of cash and money market funds. As of June 30, 2009 the carrying value of cash equivalents approximates fair value.

Maturities of debt securities classified as available-for-sale are as follows at June 30, 2009 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$40,462	$40,728
Due after one year through three years	18,710	18,905

	$59,172	$59,633

(4)	Fair Value Measurements

The Company has adopted SFAS 157 Fair Value Measurement (“FAS 157”), which established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. FAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value. For assets and liabilities that are already required to be disclosed at fair value, FAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The application of the provisions of SFAS No. 157 for both financial and non-financial assets and liabilities in the first quarter of fiscal 2010, is not expected to have a material impact on our financial position, results of operations or cash flows.

The fair value of our financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). FAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on our financial condition or results of operations, but FAS 157 requires new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The substantial majority of our financial instruments are valued using quoted prices in active markets or based on other observable inputs.

The following table sets forth the fair value of our financial assets that the Company re-measured at June 30, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$128,372	$—	$—	$128,372
Securities available-for-sale	—	59,633	—	59,633

Total	$128,372	$59,633	$—	$188,005

Our Level 1 assets include cash and money market instruments. Level 2 assets consist of our marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of June 30, 2009, the Company has no investments which were measured using unobservable (Level 3) inputs.

(5)	Leases

During the periods presented, on behalf of MPI, MGI leased office and laboratory space under four non-cancelable operating leases, with terms that expire between 2017 and 2025. MGI also leased information technology equipment under two non-cancelable operating leases, with terms that expire between 2008 and 2011. An allocation of these lease costs is reflected in the financial statements using square footage of space occupied and other methodologies described in Note 10.

Rental expense allocated to MPI was $2.7 million in 2009, $ 2.3 million in 2008, and $ 2.5 million in 2007.

Prior to the separation we entered into a sublease agreement with MGI to provide for the lease of office and laboratory space in a new facility. This lease will take effect beginning 2010 upon occupancy. The table is reflective of a combination of the interim sublease and the new facility sublease. The sublease term beginning 2012 is an initial three years with four three year renewal options. As of June 30, 2009 the future minimum lease payments under the sublease agreements are as follows:

Fiscal year ending:
2010	$3,119
2011	2,939
2012	2,939
2013	1,499

$10,496

(6)	Share-Based Compensation

MPI Share Based Compensation Plans

Immediately prior to the spin-off, the Company adopted two equity incentive plans, the Myriad Pharmaceuticals, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myriad Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan (“ESPP Plan”). At June 30, 2009 we are authorized to issue a total of 6.5 million shares under the plans.

Our Equity Incentive Plan provides for the issuance of common stock based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity based awards to our directors, officers, employees and consultants. In addition, pursuant to the separation agreements the plan authorizes the issuance of stock options to certain current and former directors, officers, employees and consultants of MGI who were option holders of MGI at June 30, 2009.

Our ESPP Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees of MPI who will own less than five percent of MPI’s outstanding shares of common stock will be eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under the ESPP Plan will equal 85 percent of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower.

In connection with the separation and related transactions, each outstanding Myriad Genetics stock option was converted into an adjusted Myriad Genetics common stock option, exercisable for the same number of shares of common stock as the original Myriad Genetics option, and a new MPI common stock option, exercisable for one-fourth of the number of shares of common stock as the original Myriad Genetics option. All other terms of the converted options remained the same. However, the vesting and expiration of the converted options is based on the optionholder’s continuing employment with either Myriad Genetics or MPI, as applicable, following the separation. The adjusted exercise price of each converted option was determined in accordance with Section 409A and Section 422 of the Code, as follows:

The per share exercise price of each such Myriad Genetics converted option is equal to the product of (i) the per share exercise price of the original Myriad Genetics option multiplied by (ii) a fraction, the numerator of which is the closing Myriad Genetics stock price on the day after the distribution, and the denominator of which is the ex-dividend closing stock price of Myriad Genetics on the day of the distribution plus one-quarter of the “when-issued” MPI stock price on the day of the distribution.

The per share exercise price of each such MPI converted option is equal to the product of (i) the per share exercise price of the original Myriad Genetics option multiplied by (ii) a fraction, the numerator of which is the closing MPI stock price on the day after the distribution, and the denominator of which is the ex-dividend closing stock price of Myriad Genetics on the day of the distribution plus one-quarter of the “when-issued” MPI stock price on the day of the distribution.

Accordingly, in connection with the separation and related transactions, the Company issued stock options to current and former directors, officers, employees and consultants of MGI and MPI. No other stock options were granted under the Equity Incentive Plan as of June 30, 2009.

The following table summarizes information about the stock options outstanding under our Equity Incentive Plan for both MPI and MGI employees at June 30, 2009:

Range of exercise prices	Options outstanding			Options exercisable
	Number outstanding at June 30, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2009	Weighted average exercise price
$ 0.59 - 1.34	968,635	5.26	$1.07	848,366	$1.05
1.35 - 2.06	1,034,569	6.77	1.81	464,248	1.73
2.07 - 3.55	938,093	7.94	3.14	230,150	2.85
3.56 - 5.12	651,075	6.61	4.40	238,280	4.13

	3,592,372	6.64	2.42	1,781,044	1.87

SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including stock options, restricted stock and restricted stock units issued to our employees and directors under our stock plans. The fair-value of each MPI stock option issued pursuant to the separation is based on an allocation of the unamortized fair-value of the original MGI stock option from which it was derived. No share based compensation expense, relating to these newly issued MPI options, was recognized during the periods presented. However, in future periods, MPI will recognize share based compensation expense relating to both MPI and MGI options held by current and former directors, officers, employees and consultants of MPI. Share based compensation expense relating to MPI options held by current and former directors, officers, employees and consultants of MGI will be recognized by MGI.

As of June 30, 2009, unrecognized compensation expense related to the unvested portion of MGI’s stock options granted to MPI employees was approximately $10.2 million that will be recognized over a weighted-average period of 2.25 years.

MGI Share Based Compensation Plans

Our employees had, in the past, received stock-based compensation awards under MGI’s equity compensation plans. The following disclosures pertain to stock-based compensation expense that was allocated to MPI’s operations related to MGI’s stock-based equity awards and is included in the accompanying financial statements for the periods presented.

The exercise price of options granted in 2009, 2008, and 2007 was equivalent to the fair market value of the stock at the date of grant. The number of shares, terms, and vesting period were determined by the MGI board of directors on an option-by-option basis. Options generally vest ratably over service periods of four years and expire 10 years from the date of grant.

Share-based payment plans are accounted for under SFAS No. 123(R). The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended June 30:

	2009	2008	2007
Risk-free interest rate	2.4%	3.4%	4.6%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	4.7 - 5.7	4.9 - 5.7	4.8 - 6.0
Expected volatility	42%	45%	56%

Expected option lives and volatilities are based on historical data of MGI and other factors.

Share-based compensation expense recognized for MPI employees under FAS 123R included in the statements of operations for the fiscal years ended June 30, 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007
Research and development	$8,991	$6,541	$2,853
Selling, general, and administrative	1,454	1,266	829

Total employee stock-based compensation expense	$10,445	$7,807	$3,682

Through the offering period ending May 31, 2009, MPI employees participated in a MGI Employee Stock Purchase Plan (the ESPP Plan). For the years ended June 30, 2009, 2008, and 2007, shares purchased under the ESPP Plan by MPI employees were 44,979, 24,115, and 38,965, respectively. Expenses associated with MPI employees participating in the ESPP Plan were approximately $340,000, $264,000, and $309,000, for the years ended June 30, 2009, 2008, and 2007, respectively. The fair value of shares issued under the ESPP Plan was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30:

	2009	2008	2007
Risk-free interest rate	0.5%	3.3%	4.7%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	54%	34%	42%

(7)	Income Taxes

MPI’s operations have historically been included in MGI’s consolidated U.S. federal and state income tax returns. The income tax provision included in these financial statements has been determined as if MPI had filed separate income tax returns under its existing structure for the periods presented. Therefore, MPI recorded no income tax expense in 2009, 2008 and 2007 due to losses incurred. MGI filed a consolidated income tax return for the years ended 2009, 2008 and 2007. The net operating losses (NOL’s) generated by MPI are consolidated within the MGI return and all NOL carryforwards and research and development credits generated by MPI were retained by MGI upon the separation of the Companies. Accordingly, MPI had no federal or state tax net operating loss carryforwards or research and development tax credits; and had no material deferred tax assets and liabilities at June 30, 2009.

MPI has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). As of June 30, 2009 MPI had no unrecognized tax benefits or related interest and penalties. Under FIN 48, we will include future interest and penalties associated with any unrecognized benefits within the provision for income taxes on the statement of operations. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

(8)	Employee Deferred Savings Plan

During fiscal years 2009, 2008 and 2007, the employees of MPI participated in MGI’s deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the MPI’s employees were covered by the plan. MGI made matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. MGI’s contributions to the plan on behalf of MPI employees were $594,000, $618,000, and $590,000 for the years ended June 30, 2009, 2008, and 2007, respectively.

(9)	Collaborative Agreements

In May 2008, MPI entered into a collaboration agreement with H. Lundbeck A/S (“Lundbeck”) granting certain marketing rights for the MPI’s therapeutic candidate Flurizan. Under the terms of the agreement Lundbeck paid MPI a $100 million non-refundable fee, and agreed to pay future royalties, sales-based milestones, and share certain development costs. As cash was managed at the corporate level by MGI, the license fee was received and recorded by MGI, resulting in a decrease in MGI’s net investment in MPI at June 30, 2008.

On June 30, 2008, based on results from the U.S. phase III clinical trial, MPI announced its intention to discontinue all Flurizan development activities. Both MPI and Lundbeck concluded that Flurizan had no future economic value and that MPI had no continuing substantive obligations to Lundbeck. Based on this conclusion, MPI recognized the $100 million as pharmaceutical revenue in the accompanying statements of operations for the year ended June 30, 2008.

Due to the termination of Flurizan development, MPI also canceled certain agreements relating to clinical trials, drug manufacturing, and other activities. MPI estimated and recorded approximately $3.0 million of research and development expense for the cancellation of these development agreements in the year ended June 30, 2008.

Upon receipt of the up-front payment from Lundbeck in June 2008, MPI also recorded a one-time sublicense expense of $20 million which represented the potential amount payable to a third party for the license of the Flurizan compound. The amount was recorded as research and development expense and a related accrued liability at June 30, 2008. In March 2009, this liability was settled for $11 million. Accordingly, the Company recognized a credit to its research and development expense of $9 million during the fiscal year ended June 30, 2009.

In June 2006, the Company entered into a research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $3.1 million, $0 and $7.0 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

In June 2005, the Company entered into a research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration is recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized research revenue of $1.9 million for the fiscal year ended June 30, 2007.

In June 2004, the Company entered into a five-year, research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration is being recognized on a cost-to-cost basis. Under this agreement the Company recognized research revenue of $2.2 million, $3.3 million and $2.4 million for the fiscal years ended June 30, 2009, 2008, and 2007, respectively.

(10)	Related Party Transactions

For each of the periods presented, the MPI operations were fully integrated with MGI, including executive services, finance, treasury, corporate income tax, human resources, legal services and investor relations. The accompanying financial statements reflect the application of certain estimates and allocations of operating expenses. Management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative time devoted by executive management on MPI business and related benefit received by MPI for other services such as costs associated with being a public company and other services. Allocation of expenses for these services of $6,105,000, $7,536,000 and $5,400,000 for the years ended June 30, 2009, 2008 and 2007, respectively, are reflected in total operating expenses in the statements of operations.

(11)	Asset Acquisitions

On January 20, 2009, Myriad Pharmaceuticals, Inc. purchased certain in-process research and development assets related to the HIV candidate MPC-4326 from Panacos Pharmaceuticals, Inc. The assets were determined to be in-process research and development assets and were charged to expense on the acquisition date. The aggregate purchase price was $7 million, which represented cash consideration. MPI has assumed control of all clinical and commercial development of MPC-4326.

On April 10, 2008, MPI acquired certain assets of NaturNorth Technologies, LLC. MPI purchased the NaturNorth assets primarily to acquire key technology. MPI has accounted for the acquisition as a purchase of assets under the guidance of EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

The aggregate purchase price was approximately $1,350,000, which represented cash consideration. The following table summarizes the allocation of the aggregate purchase price and the estimated useful life for the acquired intangible asset (in thousands):

2008
R&D Supplies	$452
Acquired Intangible:
Existing Technology (two year estimated useful life)	250
Plant, property and equipment	648

Net Assets Acquired	$1,350

The NatureNorth tangible assets acquired by MPI were valued at their respective current fair value. The R&D supplies, consisting primarily of raw material inventory, was immediately expensed to research and development as it represented material to be used for in-process research and development projects and has no alternative uses. The acquired fixed assets had an estimated useful life of five years and the acquired intangible asset had an estimated useful life of two years.

(12)	Stockholder Rights Plan

In June 2009, the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of the Company’s common stock to be paid on June 30, 2009 (the “Record Date”) to holders of record of the Common Stock immediately following the distribution of shares of Common Stock to the stockholders of Myriad Genetics, Inc. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock. The rights have certain anti-takeover effects since, under certain circumstances, the rights allow the Company’s stockholders (other than an acquiror) to acquire common stock in the Company or equivalent consideration at a substantial discount if a person or persons acting as a group, directly or indirectly, obtain control of 15% of more of the Company’s Common Stock. The Rights are not currently exercisable and will expire at the close of business on June 30, 2019, unless earlier redeemed or exchanged by the Company.

(13)	Commitments and Contingencies

MGI has entered into a license agreement for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa. Pursuant to the Separation Agreement, MPI has assumed all rights and obligations under this the license agreement. Under this agreement MPI may pay milestone payments totaling up to $23 million. Payment of milestones is based on the occurrence of potential future events, including the initiation of certain human clinical trials, filing of a New Drug Application with the Food and Drug Administration, receipt of regulatory approval, and specific revenue targets.

Various legal claims have been filed against MPI that relate to the ordinary course of business and are currently pending resolution. In the opinion of management and upon consultation with legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the financial position or future results of operations of MPI.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
2.1	Separation and Distribution Agreement, dated June 30, 2009, by and between Myriad Pharmaceuticals, Inc. and Myriad Genetics, Inc.		8-K (Exhibit 2.1)	7/7/09	001-34275

3.1	Amended and Restated Certificate of Incorporation of Myriad Pharmaceuticals, Inc.		10/A (Exhibit 3.1)	6/8/09	001-34275

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock		8-A (Exhibit 3.1)	6/30/09	001-34275

3.2	Amended and Restated Bylaws of Myriad Pharmaceuticals, Inc.		10/A (Exhibit 3.2)	6/8/09	001-34275

4.1	Form of Common Stock Certificate of Myriad Pharmaceuticals, Inc.		10/A (Exhibit 4.1)	6/8/09	001-34275

4.2	Shareholder Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, dated June 30, 2009, which includes as Exhibit B the form of Right Certificate		8-A (Exhibit 4.1)	6/30/09	001-34275

Agreements with Myriad Genetics, Inc.

10.1	Tax Sharing Agreement, dated June 30, 2009, by and between Myriad Pharmaceuticals, Inc. and Myriad Genetics, Inc.		8-K (Exhibit 10.1)	7/7/09	001-34275

10.2	Sublease Agreement, effective July 1, 2009, by and between Myriad Pharmaceuticals, Inc. and Myriad Genetics, Inc.		8-K (Exhibit 10.2)	7/7/09	001-34275

10.3	Employee Matters Agreement, dated June 30, 2009, by and between Myriad Pharmaceuticals, Inc. and Myriad Genetics, Inc.		8-K (Exhibit 10.3)	7/7/09	001-34275

Agreements with Respect to Collaborations, Licenses, Research and Development

†10.4	License and Collaboration Agreement, dated November 19, 2003, by and among Myriad Genetics, Inc., Maxim Pharmaceuticals, Inc., and Cytovia, Inc. (now known as Epicept Corporation), as assigned to Myriad Pharmaceuticals, Inc. on June 30, 2009		10/A (Exhibit 10.4)	5/11/09	001-34275

†10.5	License Agreement, effective as of January 20, 2009, between the University of North Carolina at Chapel Hill and Myriad Pharmaceuticals, Inc.		10 (Exhibit 10.5)	4/1/09	001-34275

Equity Compensation Plans

*10.6	Myriad Pharmaceuticals, Inc. 2009 Employee, Director and Consultant Stock Plan (the “2009 Plan”)		10/A (Exhibit 10.6)	6/8/09	001-34275

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.6.1	Form of Stock Option Agreement under the 2009 Plan		10/A (Exhibit 10.6.1)	6/8/09	001-34275

*10.6.2	Form of Restricted Stock Unit Agreement under the 2009 Plan		10/A (Exhibit 10.6.2)	6/8/09	001-34275

*10.6.3	Form of Incentive Stock Option Agreement under the 2009 Plan for Rollover Options issued under the Myriad Genetics, Inc. 2003 Employee, Director and Consultant Stock Option Plan, as amended (the “MGI 2003 Plan”)		10/A (Exhibit 10.6.3)	6/8/09	001-34275

*10.6.4	Form of Non-Qualified Stock Option Agreement under the 2009 Plan for Rollover Options issued under the MGI 2003 Plan		10/A (Exhibit 10.6.4)	6/8/09	001-34275

*10.6.5	Form of Incentive Stock Option Agreement under the 2009 Plan for Rollover Options issued under the Myriad Genetics, Inc. 2002 Employee, Director and Consultant Stock Option Plan, as amended (the “MGI 2002 Plan”)		10/A (Exhibit 10.6.5)	6/8/09	001-34275

*10.6.6	Form of Non-Qualified Stock Option Agreement under the 2009 Plan for Rollover Options issued under the MGI 2002 Plan		10/A (Exhibit 10.6.6)	6/8/09	001-34275

*10.7	Myriad Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan		10/A (Exhibit 10.7)	6/8/09	001-34275

Agreements with Executive Officers and Directors

10.8	Form of Indemnification Agreement between Myriad Pharmaceuticals, Inc. and its directors and officers		10/A (Exhibit 10.8)	5/29/09	001-34275

*10.9	Myriad Pharmaceuticals, Inc. Non-Employee Director Compensation Policy		10/A (Exhibit 10.9)	6/8/09	001-34275

*10.10	Form of Employment Agreement between Myriad Pharmaceuticals, Inc. and its officers	X

*10.11	Offer Letter between Myriad Pharmaceuticals, Inc. and Robert J. Lollini, dated January 30, 2009	X

*10.12	Myriad Pharmaceuticals, Inc. Management Performance—Incentive Bonus Program Fiscal Year 2010	X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002	X

*	Management contract, compensatory plan or arrangement.

†	Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.