Form 10-Q
period 2009-09-30
Myriad Pharmaceuticals, Inc.
filed 2009-11-12
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34275

MYRIAD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3996918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Wakara Way Salt Lake City, Utah	84108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 214-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2009, the registrant had 24,505,836 shares of common stock outstanding.

MYRIAD PHARMACEUTICALS, INC.

i

MYRIAD PHARMACEUTICALS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	September 30, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$69,432	$128,372
Marketable investment securities	89,571	40,728
Trade accounts receivable	51	—
Prepaid expenses	461	240
Other current assets	597	—

Total current assets	160,112	169,340

Equipment	5,748	5,338
Less accumulated depreciation	228	—

Net equipment	5,520	5,338

Long-term marketable investment securities	21,748	18,905
Other assets	338	94

	$187,718	$193,677

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,479	$—
Accrued liabilities	5,661	4,576

Total current liabilities	7,140	4,576

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 24,468 shares issued and outstanding at September 30, 2009; 23,974 issued and outstanding at June 30, 2009	245	240
Additional paid-in capital	190,541	188,400
Accumulated other comprehensive income	423	461
Accumulated deficit	(10,631)	—

Total stockholders’ equity	180,578	189,101

	$187,718	$193,677

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2009	September 30, 2008
Research revenue	$60	$3,684
Costs and expenses:
Research and development expense	5,880	12,835
Selling, general, and administrative expense	5,236	2,471

Total costs and expenses	11,116	15,036

Operating loss	(11,056)	(11,622)

Other income, net	425	—

Net loss	$(10,631)	$(11,622)

Earnings (loss) per basic and diluted share	$(0.44)	$(0.48)
Weighted-average shares used to compute net loss per basic and diluted share	24,076	23,974

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	Sep. 30, 2009	Sep. 30, 2008
Cash flows from operating activities:
Net loss	$(10,631)	$(11,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	732
Share-based compensation expense	1,345	2,374
(Gain) on sale of marketable investment securities	(45)	—
Changes in operating assets and liabilities:
Prepaid expenses	(221)	(25)
Trade accounts receivable	(51)	—
Other current assets	(597)	(363)
Other (long-term) assets	(275)	—
Accounts payable	1,479	(8,006)
Accrued liabilities	1,085	(5,579)
Deferred revenue	—	(2,000)

Net cash used in operating activities	(7,652)	(24,489)

Cash flows from investing activities:
Capital expenditures for equipment	(410)	(119)
Purchase of marketable investment securities	(66,282)	—
Proceeds from maturity and sale of marketable investment securities	14,603	—

Net cash used in investing activities	(52,089)	(119)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	801	—
Net change in investment from parent	—	24,608

Net cash provided by financing activities	801	24,608

Net increase (decrease) in cash and cash equivalents	(58,940)	—
Cash and cash equivalents at beginning of year	128,372	—

Cash and cash equivalents at end of period	$69,432	$—

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Notes to Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

On June 2, 2009 the Myriad Genetics, Inc. (“MGI”) Board of Directors approved a plan to separate its molecular diagnostic business from its research and drug development businesses. In order to carry out the proposed separation of the research and drug development businesses, in January 2009, MGI created a new wholly owned subsidiary, a Delaware corporation into which the research operations along with substantially all of the assets (and employees) of the research and drug development businesses and associated intellectual property rights (including patents) and cash were contributed. In connection with the formation of this new subsidiary, MGI’s existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and the newly formed subsidiary adopted the name of Myriad Pharmaceuticals, Inc., (“MPI” or “the Company”).

The shares of MPI were distributed on June 30, 2009 to MGI stockholders of record as of June 17, 2009 as a pro-rata, tax-free dividend. MPI has received a private letter ruling from the Internal Revenue Service affirming the tax-free nature of the spin-off. The separation resulted in MPI operating as an independent entity with its own publicly traded common stock. MGI no longer has any ownership or other form of interest in MPI subsequent to the separation. Following the separation, MPI’s operations consist solely of the operations described herein.

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

The accompanying financial statements have been prepared by MPI in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Operating results for the three months ended September 30, 2009 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the purpose of preparing the financial statements for MPI for the three months ended September 30, 2008, which were derived from MGI historical consolidated financial statements, research expenses of MPI were determined on a specific identification basis and also include some proportional allocations of certain common costs of MGI which were not specifically identified at the subsidiary level. Operating expenses also include such proportional allocations related to administrative, information technology and facilities costs. Management believes that the Statement of Operations for the three months ended September 30, 2008 includes a reasonable allocation of costs incurred by MGI, which benefited MPI. However, such expenses may not be indicative of the actual level of expense that would have been incurred had the Company operated as an independent, publicly traded company.

The Company has evaluated all subsequent events through the date it filed these financial statements in this Form 10-Q Report with the Securities and Exchange Commission on November 12, 2009.

(c)	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was adopted by the Company effective July 1, 2009, did not impact the Company’s financial position, results of operations or cash flows during the three months ended September 30, 2009.

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

On June 30, 2009, the Company entered into a Separation and Distribution Agreement with MGI that set forth the terms and conditions of the separation of the Company from MGI. The Separation and Distribution Agreement sets forth a framework for the relationship between the Company and MGI following the separation regarding the principal transactions that were necessary to separate the companies, including: (i) the contribution of substantially all of the assets and certain liabilities of MGI’s research and drug development businesses and cash and marketable securities of approximately $188 million to the Company; and (ii) the distribution by MGI, as of 11:59 p.m. (EDT) on June 30, 2009, of all outstanding shares of MPI common stock to MGI’s stockholders in the form of a pro rata dividend of one share of MPI common stock for every four shares of MGI’s common stock outstanding to stockholders of record on June 17, 2009. This agreement also sets forth other provisions that govern certain aspects of the Company’s relationship with MGI following the completion of the separation and also provides for the allocation of assets, liabilities and obligations between the Company and MGI in connection with the separation.

In addition, on June 30, 2009 the Company entered into other definitive agreements in connection with the spin-off, including (1) a Tax Sharing Agreement that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to tax matters (2) a Sublease Agreement that provides for the sublease from MGI to the Company of certain office and laboratory space to be utilized by MPI in its operations and (3) an Employee Matters Agreement that allocates liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations.

The total value of the MPI stock dividend of $189.1 million was based on the net book value of the net assets that were transferred from MGI in connection with the spin-off, as follows (in thousands):

June 30, 2009
Net book value of assets transferred:
Cash and cash equivalents	$128,372
Marketable investment securities	59,633
Prepaid and other current assets	240
Equipment, net	5,338
Other assets, net	94
Accrued liabilities	(4,576)

Net assets transferred	$189,101

(3)	Marketable Investment Securities

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Prior to June 30, 2009 all cash and investments were held and managed by MGI. The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2009 and June 30, 2009 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
September 30, 2009:
Available-for-sale:
Money Market Funds	$50,487	$—	$—	$50,487
Corporate bonds and notes	66,637	223	—	66,860
Foreign issues	1,329	31	—	1,360
Federal agency issues	50,836	169	—	51,005

Total	$169,289	$423	$—	$169,712

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2009:
Available-for-sale:
Money Market Funds	$110,372	$—	$—	$110,372
Corporate bonds and notes	28,740	291	—	29,031
Federal agency issues	30,432	170	—	30,602

Total	$169,544	$461	$—	$170,005

The Company had cash and cash equivalents of $69.4 million at September 30, 2009 and $128.3 million at June 30, 2009. The carrying value of cash equivalents approximates fair value. In addition, the Company holds $500,000 restricted cash in an 18-month certificate of deposit as collateral for the corporate purchasing card program. This amount is included in long-term marketable securities on the balance sheet as of September 30, 2009.

Maturities of debt securities classified as available-for-sale are as follows at September 30, 2009 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$97,724	$97,978
Due after one year through three years	21,078	21,247

	$118,802	$119,225

(4)	Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at September 30, 2009 and June 30, 2009:

September 30, 2009 (In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$69,432	$—	$—	$69,432
Securities available-for-sale	—	111,319	—	111,319

Total	$69,432	$111,319	$—	$180,751

June 30, 2009 (In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$128,372	$—	$—	$128,372
Securities available-for-sale	—	59,633	—	59,633

Total	$128,372	$59,633	$—	$188,005

The Company’s Level 1 assets include cash and money market instruments. Level 2 assets consist of the Company’s marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of September 30, 2009, the Company has no investments which were measured using unobservable (Level 3) inputs.

(5)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive loss:

	Three Months Ended September 30,
(In thousands)	2009	2008
Net Loss	$(10,631)	$(11,622)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	38	—

Total comprehensive loss	$(10,593)	$(11,622)

(6)	Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For all periods prior to June 30, 2009, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 23,974,211 shares issued in connection with the spin-off on June 30, 2009. The computation of net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 24,468,568 shares outstanding during the three months ended September 30, 2009. The calculation of diluted loss per share is the same as the basic loss per share since the inclusion of any potentially dilutive securities would be anti-dilutive.

	Three Months Ended September 30,
(In thousands)	2009	2008
Denominator:
Weighted-average shares outstanding used to compute basic and diluted earnings per share	24,076	23,974

(7)	Share-Based Compensation

Share-based compensation expense standards set accounting requirements for share-based compensation to employees, including employee stock purchase plans, and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

Immediately prior to the spin-off, the Company adopted two equity incentive plans, the Myriad Pharmaceuticals, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myriad Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). The Company is authorized to issue a total of 6.5 million shares under the plans.

The Company’s Equity Incentive Plan provides for the issuance of common stock based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity based awards to its directors, officers, employees and consultants. In addition, pursuant to the separation agreements and in connection with the spin-off the plan authorized the issuance of stock options to certain current and former directors, officers, employees and consultants of MGI who were option holders of MGI at June 30, 2009.

The Company’s ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees of MPI who will own less than five percent of MPI’s outstanding shares of common stock will be eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under the ESPP will equal 85 percent of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower.

Share-based compensation expense, relating to newly issued MPI options, was recognized during the period ended September 30, 2009. Share-based compensation expense relating to MPI options held by current and former directors, officers, employees and consultants of MGI will be recognized by MGI.

Certain MPI employees who were MGI’s employees prior to the separation hold stock options and participated in the MGI employee stock option and stock purchase plans. Share-based compensation expense in the accompanying financial statements for the period ended September 30, 2009 and September 30, 2008 is recognized based on MGI’s share-based payment expense for such MPI employees and for September 30, 2008, certain allocated share-based compensation expense relating to general and administrative employees of MGI.

Share-based compensation expense recognized for MPI employees included in the statements of operations for the periods ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Research and development	$492	$2,119
Selling, general, and administrative	853	255

Total employee stock-based compensation expense	$1,345	$2,374

During the three months ended September 30, 2009, the Company granted approximately 792,503 options and 284,740 restricted stock units under the Equity Incentive Plan at a weighted-average price of $4.47 per share for options and a fair value of $4.03 per share for restricted stock units.

During the three months ended September 30, 2009, 494,357 stock options were exercised at a weighted average price of $1.62 per share. As of September 30, 2009, unrecognized compensation expense related to the unvested portion of MGI’s stock options granted to MPI employees and new MPI grants to MPI employees was approximately $11.6 million that will be recognized over a weighted-average period of 2.74 years.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. Expected option lives were based on historical option lives under the MGI equity compensation plan and volatilities used in fair valuation calculations are based on a benchmark of peer companies with similar expected lives. Related expense is recognized on a straight-line basis over the vesting period.

Currently eligible MPI employees are participating in the ESPP offering period that began September 1, 2009 and will close November 30, 2009. Expense associated with MPI employees participating in the ESPP was approximately $24,000 for the period ended September 30, 2009.

(8)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rates for the three months ended September 30, 2009 and 2008 respectively were 0.0% and 0.0%.

MPI’s operations have historically been included in MGI’s consolidated U.S. federal and state income tax returns. The income tax provision for the three months ended September 30, 2008 has been determined as if MPI had filed separate income tax returns under its existing structure for that period. Therefore, MPI recorded no income tax expense for that period due to losses incurred. MGI filed a consolidated income tax return for that period. The net operating losses (NOL’s) generated by MPI prior to the separation were consolidated within the MGI return and all NOL carryforwards and research and development credits generated by MPI prior to the separation were retained by MGI upon the separation of the Companies. Accordingly, MPI had no federal or state tax NOL carryforwards or research and development tax credits; and had no material deferred tax assets and liabilities at June 30, 2009.

Accounting guidance on income taxes indicates that a company shall reduce deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2009 the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. As of June 30, 2009 MPI had no unrecognized tax benefits or related interest and penalties. There are no changes in the liability for unrecognized tax benefits for the three months ended September 30, 2009. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any unrecognized benefits in the next 12 months that would result in a material change to its financial position.

(9)	Collaborative Agreements

In June 2006, the Company entered into a research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration was recognized when completed information is delivered to the collaborator. Under this agreement the Company recognized $3.1 million in research revenue in the period ended September 30, 2008.

In June 2004, the Company entered into a five-year, research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration was recognized on a cost-to-cost basis. Under this agreement the Company recognized $0.6 million in research revenue in the period ended September 30, 2008.

(10)	Related Party Transactions

For the September 30, 2008 period presented, the MPI operations were fully integrated with MGI, including executive services, finance, treasury, corporate income tax, human resources, legal services and investor relations. The accompanying financial statements reflect the application of certain estimates and allocations of operating expenses. Management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative time devoted by executive management on MPI business and related benefit received by MPI for other services such as costs associated with being a public company and other services. Allocation of expenses for these services are reflected in operating expenses in the statements of operations.

(11)	Commitments and Contingencies

MGI had entered into a license agreement for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa. Pursuant to the Separation and Distribution Agreement, MPI assumed all rights and obligations under this license agreement. Under this agreement MPI may pay milestone payments totaling up to $23 million. Payment of milestones is based on the occurrence of potential future events, including the initiation of certain human clinical trials, filing of a New Drug Application with the Food and Drug Administration, receipt of regulatory approval, and specific revenue targets.

Accrued liabilities estimated at $3.6 million, including certain contractual and legal claims incurred in the ordinary course of business related to MPI’s previous drug development activities were transferred to MPI in connection with the spin-off.

During the period ended September 30, 2009 these claims were settled and the adjustments to reflect actual amounts paid or to be paid are reflected in the September 30, 2009 balance sheet and statement of operations as of September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We were incorporated in Delaware in January 2009 as a new, wholly owned subsidiary of Myriad Genetics, Inc., or Myriad Genetics, in order to effect the separation and spin-off of Myriad Genetics’ research and drug development businesses as a stand-alone, independent, publicly traded company. In connection with the formation of this new subsidiary, Myriad Genetics’ existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and we adopted the name of Myriad Pharmaceuticals, Inc. On June 30, 2009, Myriad Genetics contributed substantially all of the assets and certain liabilities of its research and drug development businesses as well as $188 million in cash and marketable securities to us and effected the spin-off of our company through a pro rata dividend distribution to its stockholders of all outstanding shares of our common stock.

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

We operate in one reportable operating segment that includes research and drug development. Our revenues consist primarily of research payments related to research collaboration agreements.

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

Our research and development expenses include costs incurred for our current clinical-stage drug candidates as well as our discontinued drug candidates Flurizan and MPC-9055. Currently, the only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other related outsourced services. We do not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. We also incurred costs related to external research collaborations from our research services business. We track all underlying principal costs associated with our research collaborations. All development costs for our drug candidates and external research collaborations are expensed as incurred.

	Three Months Ended September 30,
(In thousands)	2009	2008
External costs, drug candidates:
Azixa	$708	$521
MPC-4326	52	—
MPC-3100	461	1,151
MPC-9055	—	966
Flurizan	—	(1,883)

Sub-total direct costs	1,221	755
Internal costs, drug candidates	1,396	4,157
Preclinical development costs	3,009	7,542
External research collaborations	254	381

Total research and development	$5,880	$12,835

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

We do not know if we will be successful in developing any of our drug candidates. While expenses associated with the completion of our current clinical programs are expected to be substantial and increase, we believe that accurately projecting total program-specific expenses through commercialization is not possible at this time. The timing and amount of these expenses will depend upon the costs associated with potential future clinical trials of our drug candidates, and the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including:

•	the scope, rate of progress, and expense of our clinical trials and other research and development activities;

•	the length of time required to enroll suitable subjects;

•	the number of subjects that ultimately participate in the trials;

•	the efficacy and safety results of our clinical trials and the number of additional required clinical trials;

•	the terms and timing of regulatory approvals;

•	our ability to market, commercialize, manufacture and supply, and achieve market acceptance for our drug candidates that we are developing or may develop in the future; and

•	the filing, prosecuting, defending or enforcing of patent claims or other intellectual property rights.

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

Our Clinical-Stage Programs

We currently have three active clinical-stage programs:

•

MPC-4326. MPC-4326 is a first-in-class small molecule inhibitor of HIV-1 maturation that we are developing for the oral treatment of HIV infection. We expect to initiate a Phase 2b clinical trial of MPC-4326 in treatment-experienced HIV patients by the end of 2009.

•

Azixa. Azixa is our most advanced cancer drug candidate and is being developed for the treatment of advanced primary and metastatic tumors. Azixa is currently in two Phase 2 clinical trials to determine its efficacy in glioblastoma and one Phase 2 clinical trial to determine its efficacy in metastatic melanoma.

•

MPC-3100. MPC-3100 is an Hsp90 inhibitor we are developing for the treatment of cancer. In the second quarter of 2009, we initiated a Phase 1 open-label, dose-finding, multiple-dose clinical trial in patients with refractory or relapsed cancers, including solid tumors, lymphomas and leukemias.

MPC-4326 for the Treatment of HIV

MPC-4326 is a first-in-class, small molecule inhibitor of HIV-1 maturation we are developing for the oral treatment of HIV infection that we acquired from Panacos Pharmaceuticals, Inc. in January 2009. MPC-4326 has been given fast track status by the FDA. MPC-4326 has demonstrated potent activity against a broad range of HIV strains, and laboratory studies have shown MPC-4326 to be an inhibitor of HIV isolates that are resistant to a large range of currently approved HIV drugs. Over 740 subjects, including over 180 HIV-infected subjects, have been studied in clinical trials of MPC-4326. Results from these trials have shown MPC-4326 to be well tolerated and have demonstrated significant and clinically relevant reductions in viral load in a subset of HIV-infected patients representing approximately 60% of HIV-infected patients, who can be identified by a simple, rapid and inexpensive assay of the HIV virus. In a Phase 2 clinical trial completed in 2008, MPC-4326 met its primary objective by demonstrating drug plasma levels in HIV-positive subjects to be in a target range for virologic reduction. In addition, MPC-4326’s safety profile was comparable to earlier studies where it had been indistinguishable from placebo. We recently reported data showing that new 100mg tablets have acceptable oral bioavailability and stability characteristics.

There are currently two ongoing drug interaction Phase 1 clinical trials of MPC-4326. The first trial is evaluating the effect of MPC-4326 on the pharmacokinetics of raltegravir and tolbutamide. The second trial is evaluating the effects of darunavir, tipranavir and rifampin on the pharmacokinetics of MPC-4326. We expect to release data on these trials in the first half of 2010.

We expect to initiate a Phase 2b clinical trial of MPC-4326 in treatment-experienced HIV patients by the end of 2009. The trial is designed to evaluate the efficacy and safety of MPC-4326 after 24 weeks of treatment in HIV-infected patients that are failing their current HIV drug regimen and to allow us to determine the dose and study design for additional pivotal trials.

Azixa: Our Lead Drug Candidate for the Treatment of Cancer

Azixa is a novel, small molecule drug candidate that acts as a microtubule destabilizing agent, causing arrest of cell division and programmed cell death, or apoptosis, in cancer cells. Azixa has also been shown to be a vascular disrupting agent, or VDA, in a mouse model of human ovarian cancer. Thus, Azixa has a dual mode of action; it induces apoptosis and acts as a VDA, resulting in tumor cell death. Importantly, in non-clinical studies, Azixa has demonstrated the unique ability to effectively cross the blood-brain barrier and accumulate in the brain. Azixa does not appear to be subject to multiple drug resistance. Azixa has been given orphan drug status by the FDA for the treatment of GBM.

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

In 2008, we initiated recruitment of patients for an open-label, dose finding, multiple-dose Phase 2 clinical trial in subjects with recurring/relapsing GBM in which patients with recurrent GBM receive escalating dose levels of Azixa administered in combination with a fixed dose of carboplatin. The protocol allows us to enroll up to 36 subjects in this trial, however, we determined that 19 subjects is sufficient to answer the questions regarding the safety profile of Azixa in combination with carboplatin and we have completed enrollment with a total of 19 subjects. Study endpoints include determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with carboplatin as judged by response rate and progression-free survival. We expect to release the results of this trial in the first half of 2010.

In 2008, we initiated an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent temozolomide, the current standard of care for recurrent metastatic melanoma, and to look for evidence of reduced tumor burden and improved survival. The protocol allows us to enroll up to 36 subjects in this trial, however, we determined that 22 subjects is sufficient to answer the questions regarding the safety profile of Azixa in combination with temozolomide and we have completed enrollment with a total of 22 subjects. This trial explores Azixa’s efficacy in patients with metastatic melanoma with and without confirmed CNS metastases. Patients with metastatic melanoma received escalating dose levels of Azixa administered in combination with a fixed dose of temozolomide. Study endpoints include determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with temozolomide as judged by response rate and progression-free survival. We expect to release the results of this trial by the end of 2009.

In both the ongoing GBM (combination with carboplatin) and melanoma trials, we have observed both stable disease and partial responses in some patients.

In the second quarter of 2009, we initiated an open-label Phase 2 clinical trial to evaluate Azixa as monotherapy in patients with GBM. In this planned trial, we currently expect to enroll up to 34 subjects with recurrence of GBM who have never been treated with bevacizumab and up to 34 subjects who have recurrence of GBM following treatment with bevacizumab. We intend to investigate progression-free survival as a primary endpoint, with safety, pharmacokinetic parameters and overall survival as secondary endpoints. We expect this trial to take 12 to 18 months to be completed.

MPC-3100 for the Treatment of Cancer

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

We submitted an investigational new drug application, or IND, for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. This trial is an open-label, multiple-dose, dose escalation design in up to 40 subjects with refractory or relapsed cancer. Physical examination findings, electrocardiograms, pharmacokinetics, clinical laboratory parameters, and adverse events will be evaluated in subjects at each dose level to assess safety. Disease progression will be evaluated using standard clinical practice guidelines for each patient’s cancer type. In this ongoing study, MPC-3100 has been observed to be orally bioavailable in cancer patients. The pharmacokinetic properties and drug concentration achieved in patients to date are similar to those observed in efficacious animal studies and no dose limiting toxicities have been reported to date. We expect to release some pharmacokinetic data from this trial by the end of 2009.

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

Research revenue includes revenue from research services agreements, milestone payments, and technology licensing agreements. In applying the principles of revenue recognition to research and technology license agreements we consider the terms and conditions of each agreement separately to arrive at a proportional performance methodology of recognizing revenue. Such methodologies involve recognizing revenue on a straight-line basis over the term of the agreement, as underlying research costs are incurred, or on the basis of contractually defined output measures such as units delivered. We make adjustments, if necessary, to the estimates used in our calculations as work progresses and we gain experience. The principal costs under these agreements are for personnel expenses to conduct research and development but also include costs for materials and other direct and indirect items necessary to complete the research under these agreements. Actual results may vary from our estimates. Payments received on uncompleted long-term contracts may be greater than or less than incurred costs and estimated earnings and have been recorded as other receivables or deferred revenues in the accompanying balance sheets. Revenue from milestone payments for which we have no continuing performance obligations is recognized upon achievement of the related milestone. When we have continuing performance obligations, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. We recognize revenue from upfront nonrefundable license fees on a straight-line basis over the period of our continued involvement in the research and development project.

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

Share-Based Payment Expense

Share-based compensation expense standards set accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires us to recognize, as expense, in our statements of operations, the grant-date fair value of our stock options and other equity-based compensation. The determination of grant-date fair value is estimated using an option-pricing model, which includes variables such as the terms of each grant, the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

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

As a result of the option modifications that occurred in connection with the separation from Myriad Genetics, Myriad Genetics measured the potential accounting impact of these option modifications. Based upon the analysis, which included a comparison of the fair value of the modified options granted to our employees and directors immediately after the modification with the fair value of the original option immediately prior to the modification, it was determined that there was no incremental compensation expense. All unrecognized compensation expense at June 30, 2009, that is related to Myriad Genetics options and MPI options that are held by current MPI employees and directors will be recognized by us over the remaining vesting term of the option. All such expense relating to MPI options held by current and former Myriad Genetics employees, directors or consultants will not be recognized by us.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which we adopted effective July 1, 2009, did not impact our financial position, results of operations or cash flows during the three months ended September 30, 2009.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

The balance sheets as of September 30, 2009 and June 30, 2009 and notes related thereto reflect the balances and results of operations and cash flows of MPI as an independent company. All other amounts reflected in the financial statements for periods prior to June 30, 2009 include the assets, liabilities and results of operations which were components of Myriad Genetics that constituted the research and drug development businesses that were separated. The financial statements for periods prior to June 30, 2009 have been prepared using Myriad Genetics’ historical costs basis of the assets and liabilities of the various activities that reflect the combined results of operations, financial condition and cash flows of us as a component of Myriad Genetics. Specific costs attributable to our operations have been included in the financial statements. The financial statements also include some proportional cost allocations of certain common costs of Myriad Genetics because these expenses were not specifically identified at the subsidiary level. The basis of these allocations includes full-time equivalent employees for the respective periods presented, square footage, and other appropriate allocation drivers.

The financial information in the financial statements for periods prior to June 30, 2009 does not include all of the costs and expenses that would have been incurred had we been a separate, stand-alone publicly traded entity, including, but not limited to, costs to implement and maintain accounting, human resource, payroll, purchasing, information technology, legal and other business functions and systems.

Research revenue is comprised of research payments received pursuant to external collaborative agreements. Research revenue for the three months ended September 30, 2009 was $60,000 compared to $3.7 million in the same quarter last year. Research revenue in the current period reflects revenues earned under a recent short-term research agreements utilizing our expertise to characterize pathogen-host protein interactions. Research revenue in the prior year period reflects revenue earned pursuant to a genomic sequencing research collaboration and a long-term research agreement utilizing our expertise to characterize pathogen-host protein interactions. Both of these long-term agreements were completed during the fiscal year ended June 30, 2009. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three months ended September 30, 2009 were $5.8 million compared to $12.8 million in the same period last year. This 55% decrease was primarily due to:

•	decreased external drug development costs of approximately $2.8 million resulting from the reduction in research expenses related to the discontinuance of our former drug candidate Flurizan; and

•	a decrease of approximately $4.1 million resulting from the reduction of headcount dedicated to our former drug candidate Flurizan.

We expect our research and development expenses will fluctuate over the next several years as we conduct additional clinical trials to support the potential commercialization of our drug candidates currently in clinical development, including Azixa, MPC-3100 and MPC-4326, and advance other drug candidates into clinical development.

Selling, general and administrative expenses consist primarily of salaries and related personnel costs for marketing, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three months ended September 30, 2009 were $5.2 million, compared to $2.5 million in the prior year period. This 108% increase in selling, general and administrative expenses during the current period was due primarily to the costs and expenses associated with being a separate, stand-alone publicly traded entity. Costs include, but are not limited to, increased facilities costs, costs of full time management and administrative personnel. Also included are costs to implement and maintain accounting, human resource, payroll, purchasing, information technology, legal and other business functions and systems. Amounts included in the prior year period for general and administrative costs include some proportional cost allocations of certain common costs of Myriad Genetics because these expenses were not specifically identified at the subsidiary level. The basis of these allocations includes full-time equivalent employees for the respective periods presented, square footage, and other appropriate allocation drivers. Increased costs during the current period were offset, in part, by a decrease in commercialization expenses following the discontinuance of our drug candidate Flurizan. We expect our selling, general and administrative expenses will continue to fluctuate as we continue to implement our accounting, human resource, payroll, purchasing, information technology, legal and other business functions and systems.

Other income of $0.4 million for the three months ended September 30, 2009 reflects interest income earned and realized gains on our marketable investment securities. We had no other income (expense) in the prior year period end. Prior to June 30, 2009, all cash and investments were held and managed by Myriad Genetics. Accordingly, cash used to pay our expenses or cash collected from collaboration agreements was provided or received by Myriad Genetics on our behalf and were recorded as an increase or decrease in the Myriad Genetics net investment (capital deficiency).

Liquidity and Capital Resources

Net cash used in operating activities was $7.7 million during the period ended September 30, 2009 compared to $24.5 million used in operating activities for the same three months in 2008. The change in cash flow from operating activity can be attributed primarily to a lower net loss in 2009 and the payment of accrued expenses associated with our former drug candidate Flurizan. These were offset, in part, by lower non-cash charges associated with share-based compensation expense in 2009.

Our investing activities used $52.1 million in cash during the period ended September 30, 2009 compared to $0.1 million for the same three months in 2008. The change is primarily due to a substantial investment in marketable securities using a portion of the cash contributed by MGI on June 30, 2009, in connection with the spin-off.

Approximately $0.8 million in cash was provided by financing activities during the period ended September 30, 2009 as a result of proceeds from stock options exercised during the period compared to $24.6 million for the same three months in 2008, which amount reflects cash and the changes in Myriad Genetics net investment in MPI.

Prior to June 30, 2009, all cash and investments were held and managed by Myriad Genetics. Accordingly, cash used to pay our expenses or cash collected from collaboration agreements was provided or received by Myriad Genetics on our behalf and was recorded as an increase or decrease in the Myriad Genetics net investment (capital deficiency).

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

Certain Factors That May Affect Future Results of Operations

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 that we have filed with the SEC.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to Myriad Pharmaceuticals, Inc. or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We maintain a portfolio of cash, cash equivalents and short term and long term marketable securities which are subject to interest rate risk. Our investments consist primarily of highly liquid securities of various types and maturities of two years or less, with a maximum average maturity of 12 months. Changes in interest rates affect the fair market value of these marketable investment securities. After a review of our marketable securities as of September 30, 2009, we have determined, due to our investment mix, that the decrease in fair market value of our marketable investment securities, resulting from an increase of 100 basis points in a key market interest rate, would not have a material effect on our financial condition or on our financial statements as a whole.

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. In connection with our spin-off from Myriad Genetics, we redesigned our internal controls over financial reporting during the quarter ended September 30, 2009 including the implementation of a new accounting software system.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In connection with our separation and spin-off from Myriad Genetics, we entered into a Sublease Agreement with Myriad Genetics, effective July 1, 2009, to provide for the lease of office and laboratory space. Under the Sublease Agreement, we currently pay Myriad Genetics a monthly fee for the use of 72,000 square feet of office and laboratory space on an interim basis, while an 87,000 square foot facility is currently under construction adjacent to our existing facilities. The sublease on our existing facility will terminate upon the completion and occupancy by us of the new facility. The monthly sublease fee is based on the costs billed to Myriad Genetics under its master lease for the same space. In addition, we agreed to be responsible for leasehold improvements to the new facility. The cost of such leasehold improvements are currently expected to be approximately $5.1 million. The sublease has an initial term of three years from the date of occupancy of the new facility with four options for renewal of three years each.

On November 11, 2009, we entered into Amendment No. 1 to the Sublease Agreement with Myriad Genetics, pursuant to which Myriad Genetics has agreed to fund, or otherwise pay for, $4.25 million of the leasehold improvements to the new facility in exchange for an additional $78,862 per month in rental payments from us during the initial three year term and for the first three year option period if the initial term is extended.

Item 6. Exhibits.

(a)	Exhibits

10.1	Amendment No. 1, effective November 11, 2009, to Sublease Agreement, effective July 1, 2009, by and between Myriad Pharmaceuticals, Inc. and Myriad Genetics, Inc.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD PHARMACEUTICALS, INC.

Date: November 12, 2009	By:	/S/ ADRIAN N. HOBDEN
Adrian N. Hobden, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2009	By:	/S/ ROBERT J. LOLLINI
Robert J. Lollini
Chief Financial Officer
(principal accounting and financial officer)