Form 10-Q
period 2009-12-31
Myriad Pharmaceuticals, Inc.
filed 2010-02-16
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34275

MYRIAD PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3996918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Chipeta Way Salt Lake City, Utah	84108
(Address of principal executive offices)	(Zip Code)

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

As of February 5, 2010, the registrant had 24,595,740 shares of common stock outstanding.

MYRIAD PHARMACEUTICALS, INC.

i

MYRIAD PHARMACEUTICALS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$31,996	$128,372
Marketable investment securities	111,762	40,728
Trade accounts receivable	6	—
Prepaid expenses	469	240
Other current assets	8	—

Total current assets	144,241	169,340

Equipment	6,128	5,338
Less accumulated depreciation	513	—

Net equipment	5,615	5,338

Long-term marketable investment securities	24,901	18,905
Other assets	406	94

	$175,163	$193,677

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$4,506	$—
Accrued liabilities	2,845	4,576

Total current liabilities	7,351	4,576

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 24,595 shares issued and outstanding at December 31, 2009; 23,974 shares issued and outstanding at June 30, 2009	246	240
Additional paid-in capital	192,732	188,400
Accumulated other comprehensive income	255	461
Accumulated deficit	(25,421)	—

Total stockholders’ equity	167,812	189,101

	$175,163	$193,677

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Research revenue	$—	$424	$60	$4,108
Costs and expenses:
Research and development expense	8,217	15,461	14,097	28,296
Selling, general, and administrative expense	6,928	2,052	12,164	4,523

Total costs and expenses	15,145	17,513	26,261	32,819

Operating loss	(15,145)	(17,089)	(26,201)	(28,711)

Other income, net	355	—	780	—

Net loss	$(14,790)	$(17,089)	$(25,421)	$(28,711)

Earnings (loss) per basic and diluted share	$(0.60)	$(0.71)	$(1.05)	$(1.20)
Weighted-average shares used to compute net loss per basic and diluted share	24,526	23,974	24,301	23,974

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(25,421)	$(28,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	575	1,447
Share-based compensation expense	3,164	4,963
(Gain) on sale of marketable investment securities	(45)	—
Changes in operating assets and liabilities:
Prepaid expenses	(229)	(26)
Trade accounts receivable	(6)	4,133
Other current assets	(7)	—
Other (long-term) assets	(374)	—
Accounts payable	4,506	(10,883)
Accrued liabilities	(1,731)	(3,299)
Deferred revenue	—	(1,841)

Net cash used in operating activities	(19,568)	(34,217)

Cash flows from investing activities:
Capital expenditures for equipment	(791)	(152)
Purchase of marketable investment securities	(117,559)	—
Proceeds from maturity and sale of marketable investment securities	40,368	—

Net cash used in investing activities	(77,982)	(152)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	1,174	—
Net change in investment from parent	—	34,369

Net cash provided by financing activities	1,174	34,369

Net increase (decrease) in cash and cash equivalents	(96,376)	—
Cash and cash equivalents at beginning of period	128,372	—

Cash and cash equivalents at end of period	$31,996	$—

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Notes to Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

On June 2, 2009, the Myriad Genetics, Inc. (“MGI”) Board of Directors gave final approval to a previously announced plan to separate its molecular diagnostic business from its research and drug development businesses. In order to carry out the proposed separation of the research and drug development businesses, in January 2009, MGI created a new wholly owned subsidiary, a Delaware corporation into which the research operations along with substantially all of the assets (and employees) of the research and drug development businesses and associated intellectual property rights (including patents) and cash were contributed. In connection with the formation of this new subsidiary, MGI’s existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and the newly formed subsidiary adopted the name of Myriad Pharmaceuticals, Inc., (“MPI” or “the Company”).

To effect the separation, all outstanding shares of MPI common stock were distributed on June 30, 2009 to MGI stockholders of record as of June 17, 2009 as a pro-rata, tax-free dividend. MPI has received a private letter ruling from the Internal Revenue Service affirming the tax-free nature of the spin-off. The separation resulted in MPI operating as an independent entity with its own publicly traded common stock. MGI no longer has any ownership interest in MPI subsequent to the separation. Following the separation, MPI’s operations consist solely of the operations described herein.

In connection with the separation, MPI and MGI entered into a series of agreements, including a separation and distribution agreement, a sublease agreement, an employee matters agreement, and a tax sharing agreement. See note 2 for further discussion regarding these agreements.

On December 18, 2009, MPI entered into a definitive merger agreement to acquire Javelin Pharmaceuticals, Inc. (“Javelin”) in exchange for shares of common stock of MPI. The merger agreement has been approved unanimously by the Boards of Directors of both MPI and Javelin. The completion of the merger is subject to customary closing conditions, including receipt of approval by both MPI’s and Javelin’s stockholders and is expected to be completed late in the first calendar quarter or early in the second calendar quarter of 2010. See note 11 for further discussion regarding the merger agreement.

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

The accompanying financial statements have been prepared by MPI in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Operating results for the three and six months ended December 31, 2009 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the purpose of preparing the financial statements for MPI for the three and six months ended December 31, 2008, which were derived from MGI historical consolidated financial statements, research expenses of MPI were determined on a specific identification basis and also include some proportional allocations of certain common costs of MGI which were not specifically identified at the subsidiary level. Operating expenses also include such proportional allocations related to administrative, information technology and facilities costs. Management believes that the Statement of Operations for the three and six months ended December 31, 2008 includes a reasonable allocation of costs incurred by MGI, which benefited MPI. However, such expenses may not be indicative of the actual level of expense that would have been incurred had the Company operated as an independent, publicly traded company.

The Company has evaluated all subsequent events through the date it filed these financial statements in this Quarterly Report on Form 10-Q with the SEC on February 16, 2010. See note 12 for further discussion regarding subsequent events.

(c)	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which was adopted by the Company effective July 1, 2009, did not impact the Company’s financial position, results of operations or cash flows during the three and six months ended December 31, 2009.

The multiple-element arrangements guidance codified in ASC 605-25 was modified as a result of the final consensus reached on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by Accounting Standard Update (ASU) 2009-13. The guidance in ASU 2009-13 supersedes the existing guidance on such arrangements. The revised guidance is effective for MPI no later than July 1, 2010, and provides the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. Further, early adoption is permitted. The Company expects to adopt the guidance in ASU 2009-13 prospectively on July 1, 2010.

(2)	Spin-Off of Myriad Pharmaceuticals, Inc.

On June 30, 2009, MGI separated its molecular diagnostic business from its research and drug development businesses through the spin-off of MPI. MGI contributed substantially all of the assets and certain liabilities from its research and drug development businesses and $188 million of cash and marketable securities to MPI. All outstanding shares of common stock of the Company were then distributed to MGI’s stockholders of record on June 17, 2009 as a pro-rata, tax-free dividend of one share of MPI common stock for every four shares of MGI common stock.

On June 30, 2009, the Company entered into a Separation and Distribution Agreement with MGI that set forth the terms and conditions of the separation of the Company from MGI. The Separation and Distribution Agreement sets forth a framework for the relationship between the Company and MGI following the separation regarding the principal transactions that were necessary to separate the companies, including: (i) the contribution of substantially all of the assets and certain liabilities of MGI’s research and drug development businesses and cash and marketable securities of approximately $188 million to the Company; and (ii) the distribution by MGI on June 30, 2009, of all outstanding shares of MPI common stock to MGI’s stockholders in the form of a pro rata dividend of one share of MPI common stock for every four shares of MGI common stock outstanding to stockholders of record on June 17, 2009. This agreement also sets forth other provisions that govern certain aspects of the Company’s relationship with MGI following the completion of the separation and also provides for the allocation of assets, liabilities and obligations between the Company and MGI in connection with the separation.

In addition, on June 30, 2009, the Company entered into other definitive agreements in connection with the spin-off, including (1) a Tax Sharing Agreement that generally governs the parties’ respective rights, responsibilities and obligations after the separation with respect to tax matters, (2) a Sublease Agreement that provides for the sublease from MGI to the Company of certain office and laboratory space to be utilized by MPI in its operations, and (3) an Employee Matters Agreement that allocates liabilities and responsibilities relating to employee compensation, benefit plans, programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the likelihood that the Company will hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Prior to June 30, 2009, all cash and investments were held and managed by MGI. The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2009 and June 30, 2009 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
December 31, 2009:
Available-for-sale:
Money Market Funds	$18,719	$—	$—	$18,719
Corporate bonds and notes	74,774	201	—	74,975
Foreign issues	1,329	13	—	1,342
Federal agency issues	67,797	41	—	67,838

Total	$162,619	$255	$—	$162,874

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2009:
Available-for-sale:
Money Market Funds	$110,372	$—	$—	$110,372
Corporate bonds and notes	28,740	291	—	29,031
Federal agency issues	30,432	170	—	30,602

Total	$169,544	$461	$—	$170,005

The Company had cash and cash equivalents of $32.0 million at December 31, 2009 and $128.3 million at June 30, 2009. The carrying value of cash equivalents approximates fair value. In addition, the Company holds $500,000 restricted cash in an 18-month certificate of deposit as collateral for the corporate purchasing card program. This amount is included in long-term marketable securities on the balance sheet as of December 31, 2009.

Maturities of debt securities classified as available-for-sale are as follows at December 31, 2009 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$119,576	$119,754
Due after one year through three years	24,324	24,401

	$143,900	$144,155

(4)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at December 31, 2009 and June 30, 2009:

December 31, 2009 (In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$31,996	$—	$—	$31,996
Securities available-for-sale	—	136,663	—	136,663

Total	$31,996	$136,663	$—	$168,659

June 30, 2009 (In thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$128,372	$—	$—	$128,372
Securities available-for-sale	—	59,633	—	59,633

Total	$128,372	$59,633	$—	$188,005

The Company’s Level 1 assets include cash and money market instruments. Level 2 assets consist of the Company’s marketable investment securities that include federal agency issues, commercial paper, corporate bonds, and euro bonds. As of December 31, 2009, the Company has no investments which were measured using unobservable (Level 3) inputs.

(5)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive loss:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2009	2008	2009	2008
Net Loss	$(14,790)	$(17,089)	$(25,421)	$(28,711)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	168	—	206	—

Total comprehensive loss	$(14,622)	$(17,089)	$(25,215)	$(28,711)

(6)	Earnings Per Share

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

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2009	2008	2009	2008
Denominator:
Weighted-average shares outstanding used to compute basic and diluted earnings per share	24,526	23,974	24,301	23,974

(7)	Share-Based Compensation

Share-based compensation expense standards set accounting requirements for share-based compensation to employees and requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation.

Immediately prior to the spin-off, the Company adopted two equity incentive plans, the Myriad Pharmaceuticals, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myriad Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). The Company is authorized to issue a total of 6.5 million shares under the plans.

The Company’s Equity Incentive Plan provides for the issuance of common stock based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity based awards to its directors, officers, employees and consultants. In addition, pursuant to the separation agreements and in connection with the spin-off the Equity Incentive Plan authorized the issuance of stock options to certain current and former directors, officers, employees and consultants of MGI who were option holders of MGI at June 30, 2009.

The Company’s ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees of MPI who will own less than five percent of MPI’s outstanding shares of common stock are eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under the ESPP will equal 85 percent of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower.

Share-based compensation expense, relating to newly issued MPI options, was recognized during the three and six months ended December 31, 2009. Share-based compensation expense relating to MPI options held by current and former directors, officers, employees and consultants of MGI will be recognized by MGI.

Certain MPI employees who were MGI’s employees prior to the separation hold stock options and participated in the MGI employee stock option and stock purchase plans. Share-based compensation expense in the accompanying financial statements for the three and six months ended December 31, 2009 and December 31, 2008 also includes compensation expense recognized based on MGI’s share-based payment expense for such MPI employees and for the three and six months ended December 31, 2008, certain allocated share-based compensation expense relating to general and administrative employees of MGI.

Share-based compensation expense recognized for MPI employees included in the statements of operations for the three and six months ended December 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Research and development	$811	$2,168	$1,303	$4,287
Selling, general, and administrative	1,008	421	1,861	676

Total employee stock-based compensation expense	$1,819	$2,589	$3,164	$4,963

During the three months ended December 31, 2009, the Company granted no options or restricted stock units. For the six months ended December 31, 2009 approximately 792,503 options and 284,740 restricted stock units were issued under the Equity Incentive Plan at a weighted-average price of $4.47 per share for options and a fair value of $4.03 per share for restricted stock units.

During the three months ended December 31, 2009, 70,428 stock options were exercised at a weighted average price of $2.31 per share. As of December 31, 2009, unrecognized compensation expense related to the unvested portion of MGI’s stock options granted to MPI employees and new MPI grants to MPI employees was approximately $10.4 million that will be recognized over a weighted-average period of 2.55 years.

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

Currently eligible MPI employees are participating in the ESPP offering period that began December 1, 2009 and will close May 31, 2010. Expense associated with MPI employees participating in the ESPP was approximately $86,000 for the period ended December 31, 2009.

(8)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three and six month periods ended December 31, 2009 and 2008.

MPI’s operations have historically been included in MGI’s consolidated U.S. federal and state income tax returns. The income tax provision for the three months ended December 31, 2008 and for the six months ended December 31, 2008 has been determined as if MPI had filed separate income tax returns under its existing structure for that period. Therefore, MPI recorded no income tax expense for that period due to losses incurred. MGI filed a consolidated income tax return for that period. The net operating losses (“NOL’s”) generated by MPI prior to the separation were consolidated within the MGI return and all NOL carryforwards and research and development credits generated by MPI prior to the separation were retained by MGI upon the separation of MPI from MGI. Accordingly, MPI had no federal or state tax NOL carryforwards or research and development tax credits; and had no material deferred tax assets and liabilities at June 30, 2009.

Accounting guidance on income taxes indicates that a company shall reduce deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2009 the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. As of June 30, 2009, MPI had no unrecognized tax benefits or related interest and penalties. There are no changes in the liability for unrecognized tax benefits for the six months ended December 31, 2009. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any unrecognized benefits in the next 12 months that would result in a material change to its financial position.

(9)	Collaborative Agreements

In June 2006, the Company entered into a research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to the collaborator. Revenue related to this collaboration was recognized when completed information was delivered to the collaborator. Under this agreement the Company recognized $0 and $3.1 million, respectively, in research revenue for the three and six months ended December 31, 2008. No revenue was recognized under this agreement during the three and six months ended December 31, 2009.

In June 2004, the Company entered into a five-year, research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration was recognized on a cost-to-cost basis. Under this agreement the Company recognized $0.4 million and $1.0 million, respectively, in research revenue for the three and six months ended December 31, 2008. No revenue was recognized under this agreement during the three and six months ended December 31, 2009.

(10)	Related Party Transactions

For the three and six months ended December 31, 2008 period presented, the MPI operations were fully integrated with MGI, including executive services, finance, treasury, corporate income tax, human resources, legal services and investor relations. The accompanying financial statements reflect the application of certain estimates and allocations of operating expenses. Management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative time devoted by executive management on MPI business and related benefit received by MPI for other services such as costs associated with being a public company and other services. Allocation of expenses for these services are reflected in operating expenses in the statements of operations.

(11)	Merger Agreement

On December 18, 2009, MPI and MPI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MPI (“MPI Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Javelin and a representative of the stockholders of Javelin (the “Stockholder Representative”), pursuant to which MPI Merger Sub will be merged with and into Javelin (the “Merger”), with Javelin continuing after the Merger as the surviving corporation and a wholly owned subsidiary of MPI.

Subject to the terms of the Merger Agreement, at the effective time of the Merger, each share of Javelin common stock outstanding immediately prior to the Merger will be converted into the right to receive 0.2820 shares of MPI common stock, such that, based on the number of shares of Javelin common stock and MPI common stock outstanding at the time of the execution of the Merger Agreement, following the Merger, the pre-Merger stockholders of Javelin will own approximately 41% of the combined company.

Pursuant to the terms of the Merger Agreement, additional shares of MPI common stock that may in the future be issued to the pre-Merger Javelin stockholders, will be issued and held in escrow pursuant to the terms of an Escrow Agreement, by and among MPI, the Escrow Agent and the Stockholder Representative, to be entered into at or prior to the effective time of the Merger (the “Escrow Agreement”). Subject to the terms of the Merger Agreement and the Escrow Agreement, based on the timing of the approval by the U.S. Food and Drug Administration (the “FDA”) of Javelin’s drug candidate, Dyloject, for which a New Drug Application (“NDA”) has been submitted and accepted for formal review by the FDA, the pre-Merger Javelin stockholders shall receive additional shares of MPI common stock as follows:

•

if final FDA approval of Dyloject is received on or prior to June 30, 2010, the pre-Merger Javelin stockholders shall receive an additional 0.0491 shares of MPI common stock for every one share of Javelin common stock owned immediately prior to the Merger;

•

if final FDA approval of Dyloject is received after June 30, 2010 but on or prior to January 31, 2011, the pre-Merger Javelin stockholders shall receive an additional 0.0246 shares of MPI common stock for every one share of Javelin common stock owned immediately prior to the Merger; and

•

if final FDA approval of Dyloject is received after January 31, 2011 but on or prior to June 30, 2011, the pre-Merger Javelin stockholders shall receive an additional 0.0123 shares of MPI common stock for every one share of Javelin common stock owned immediately prior to the Merger.

Completion of the Merger is subject to customary closing conditions, including receipt of approval by both MPI’s and Javelin’s stockholders and is expected to be completed late in the first calendar quarter or early in the second calendar quarter of 2010.

(12)	Subsequent Events

Concurrently and in connection with the execution of the Merger Agreement, MPI, Javelin and Innovative Drug Delivery Systems, Inc., a Delaware corporation and a wholly owned subsidiary of Javelin (“IDDS”), entered into a loan and security agreement, pursuant to which MPI will loan Javelin up to $6.0 million to fund Javelin’s operations prior to the closing of the Merger. Under the terms of this agreement, subject to certain conditions, Javelin may require MPI to loan it funds in an amount not to exceed $2.0 million per month. Any funds advanced under this agreement accrue interest at a rate equal to 10% per annum and are secured by a first priority security interest on all of the assets of Javelin and IDDS, including intellectual property. The principal amount of any loans, all accrued interest thereon and all other amounts due under this agreement are to be repaid in full on the first to occur of (1) the closing of the Merger or (2) within two business days or 90 days following the termination of the Merger Agreement, depending on the circumstances of such termination. Javelin may prepay any loans in whole or in part without premium or penalty. On January 8, 2010, MPI loaned Javelin the first $2.0 million and on February 8, 2010, MPI loaned Javelin the second $2.0 million under this agreement.

On February 12, 2010, the Company filed a Registration Statement on Form S-4 with the SEC to register shares of the Company’s common stock issuable to Javelin stockholders in exchange for shares of Javelin common stock upon the completion of the Merger pursuant to the Merger Agreement.

(13)	Commitments and Contingencies

MGI had entered into a license agreement for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa. Pursuant to the Separation and Distribution Agreement, MPI assumed all rights and obligations under this license agreement. Under this agreement MPI may pay milestone payments totaling up to $23 million. Payment of milestones is based on the occurrence of potential future events, including the initiation of certain human clinical trials, filing of an NDA with the FDA, receipt of regulatory approval, and specific revenue targets.

Accrued liabilities estimated at $3.6 million, including certain contractual and legal claims incurred in the ordinary course of business related to MPI’s previous drug development activities were transferred to MPI in connection with the spin-off. During the period ended September 30, 2009, these claims were settled and all adjustments were reflected in the balance sheet and statement of operations with actual amounts paid or to be paid. On October 27, 2009, $2.8 million was paid, resulting in completion of all outstanding liabilities associated with the transfer. This payment is reflected in the December 31, 2009 balance sheet and statement of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks could cause our actual results to differ materially from any future performance suggested below.

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

On December 18, 2009, we and MPI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of ours, or MPI Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Javelin Pharmaceuticals, Inc., or Javelin, and a representative of the stockholders of Javelin, pursuant to which MPI Merger Sub will be merged with and into Javelin, (referred to herein as the Merger), with Javelin continuing after the Merger as the surviving corporation and our wholly owned subsidiary.

Subject to the terms of the Merger Agreement, at the effective time of the Merger, each share of Javelin common stock outstanding immediately prior to the Merger will be converted into the right to receive 0.2820 shares of our common stock, such that, based on the number of shares of Javelin common stock and our common stock outstanding at the time of the execution of the Merger Agreement, following the Merger, the pre-Merger stockholders of Javelin will own approximately 41% of the combined company. Pursuant to the terms of the Merger Agreement, additional shares of our common stock that may in the future be issued to the pre-Merger Javelin stockholders, will be issued and held in escrow pursuant to the terms of an escrow agreement to be entered into at or prior to the effective time of the Merger, based on the timing of the approval by the U.S. Food and Drug Administration, or the FDA, of Javelin’s drug candidate, Dyloject, for which a New Drug Application, or NDA, has been submitted and accepted for formal review by the FDA.

Completion of the Merger is subject to customary closing conditions, including receipt of approval by both our and Javelin’s stockholders and is expected to be completed late in the first calendar quarter or early in the second calendar quarter of 2010.

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

Our Clinical-Stage Programs

We currently have three active clinical-stage programs:

•

MPC-4326. MPC-4326 is a first-in-class small molecule inhibitor of HIV-1 maturation that we are developing for the oral treatment of HIV infection. In December 2009, we initiated a Phase 2b clinical trial of MPC-4326 in antiretroviral- treatment-experienced HIV patients.

•

Azixa. Azixa is our most advanced cancer drug candidate and is being developed for the treatment of advanced primary and metastatic tumors. Azixa is currently in two Phase 2 clinical trials to determine its efficacy in glioblastoma and one Phase 2 clinical trial to determine its efficacy in metastatic melanoma.

•

MPC-3100. MPC-3100 is an Hsp90 inhibitor we are developing for the treatment of cancer. In the second quarter of 2009, we initiated a Phase 1 open-label, dose-finding, multiple-dose clinical trial in patients with refractory or relapsed cancers, including solid tumors, lymphomas and leukemias. In this ongoing study, MPC-3100 has been observed to be orally bioavailable in cancer patients. The drug concentrations achieved in patients to date are similar to those observed in efficacious animal studies and no dose limiting toxicities have been reported to date.

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

We have recently completed two drug interaction Phase 1 clinical trials of MPC-4326. The first trial is evaluating the effect of MPC-4326 on the pharmacokinetics of raltegravir and tolbutamide. The second trial is evaluating the effects of darunavir, tipranavir and rifampin on the pharmacokinetics of MPC-4326. We plan to report data from these trials at the 17th Conference on Retroviruses and Opportunistic Infections, CROI 2010, in San Francisco on February 19, 2010.

        In December 2009, we initiated a Phase 2b clinical trial of MPC-4326 in antiretroviral-treatment-experienced HIV patients. The trial is designed to evaluate the efficacy and safety of MPC-4326 after 24 weeks of treatment in HIV-infected patients that are failing their current HIV drug regimen and to allow us to determine the dose and study design for additional pivotal trials. We expect this trial to be completed in the clinic by the first quarter of 2011.

Azixa: Our Lead Drug Candidate for the Treatment of Cancer

Azixa is a novel, small molecule drug candidate that acts as a microtubule destabilizing agent, causing arrest of cell division and programmed cell death, or apoptosis, in cancer cells. Azixa has also been shown to be a vascular disrupting agent, or VDA, in a mouse model of human ovarian cancer. Thus, Azixa has a dual mode of action; it induces apoptosis and acts as a VDA, resulting in tumor cell death. Importantly, in non-clinical studies, Azixa has demonstrated the unique ability to effectively cross the blood-brain barrier and accumulate in the brain. Azixa does not appear to be subject to multiple drug resistance. Azixa has been given orphan drug status by the FDA for the treatment of glioblastoma multiforme, or GBM.

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

In 2008, we initiated recruitment of patients for an open-label, dose finding, multiple-dose Phase 2 clinical trial in subjects with recurring/relapsing GBM in which patients with recurrent GBM receive escalating dose levels of Azixa administered in combination with a fixed dose of carboplatin. The protocol allows us to enroll up to 36 subjects in this trial, however, we determined that 19 subjects is sufficient to answer the questions regarding the safety profile of Azixa in combination with carboplatin and we have completed enrollment with a total of 19 subjects. Study endpoints include determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with carboplatin as judged by response rate and progression-free survival. In this ongoing study, we have observed both stable disease and partial responses in some patients. We expect to release the results of this trial in the first half of 2010.

In 2008, we initiated an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent temozolomide, the current standard of care for recurrent metastatic melanoma, and to look for evidence of reduced tumor burden and improved survival. The protocol allowed us to enroll up to 36 subjects in this trial, however, we determined that 22 subjects is sufficient to answer the questions regarding the safety profile of Azixa in combination with temozolomide and we completed enrollment with a total of 22 subjects. This trial explores Azixa’s efficacy in patients with metastatic melanoma with and without confirmed CNS metastases. Patients with metastatic melanoma received escalating dose levels of Azixa administered in combination with a fixed dose of temozolomide. Study endpoints include determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with temozolomide as judged by response rate and progression-free survival. In November 2009, we reported initial results from this study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. Twenty-two patients with refractory metastatic melanoma were studied at three different doses of Azixa. The combination of Azixa at all concentrations with fixed dose temozolomide, including the previously determined single agent maximum tolerated dose of Azixa, was safe and well-tolerated. A dose reduction of Azixa was not required when combined with temozolomide in these patients. Employing modified RECIST criteria, ten patients achieved stable disease and two patients achieved confirmed partial responses. One patient had stable disease for 4 months before achieving a partial response for an additional 8 months. A second patient had stable disease for 2 months before achieving a partial response for an additional 4 months. The median progression free survival of 2.8 months is favorable when compared with a randomized phase 3 study of temozolomide versus dacarbazine in the treatment of patients with advanced metastatic malignant melanoma (1.9 and 1.5 months, respectively; J Clin Oncol 18:158-166, 2000). We expect to release the final results of this study in the first half of 2010.

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

We submitted an investigational new drug application, or IND, for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. This trial is an open-label, multiple-dose, dose escalation design in up to 40 subjects with refractory or relapsed cancer. Physical examination findings, electrocardiograms, pharmacokinetics, clinical laboratory parameters, and adverse events will be evaluated in subjects at each dose level to assess safety. Disease progression will be evaluated using standard clinical practice guidelines for each patient’s cancer type. In November 2009, we presented the preliminary results of this ongoing study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. Preliminary data to date have demonstrated that MPC-3100 is orally-bioavailable in cancer patients with a half life of approximately 12 hours. Drug absorption has not been maximized and continues to increase with increasing dose. Plasma concentrations in patients are comparable to those found to inhibit tumor growth in non-clinical studies. Moreover, these concentrations of MPC-3100 were achieved in patients in the absence of dose-limiting toxicities. We expect to complete this trial in the clinic in the second half of 2010.

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

Clinical Trial Expenses

The cost of our clinical trials is based, in part, on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations, or CROs. In the normal course of business, we contract with third parties to perform various clinical trial activities in the ongoing development of our drug candidates. The financial terms of these agreements vary from contract to contract, are subject to negotiation and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, we recognize direct expenses related to each patient enrolled in a clinical trial on an estimated cost-per-patient basis as services are performed. In addition to considering information from our clinical operations group regarding the status of our clinical trials, we rely on information from CROs, such as estimated costs per patient, to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which relate to site and other administrative costs to manage our clinical trials, we rely on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. In the event of early termination of a clinical trial, we would recognize expenses in an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we would confirm directly with the CRO.

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

In connection with the separation and spin-off from Myriad Genetics and related transactions, each outstanding Myriad Genetics stock option was converted into an adjusted Myriad Genetics common stock option, exercisable for the same number of shares of common stock as the original Myriad Genetics option, and a new MPI common stock option, exercisable for one-fourth of the number of shares of common stock as the original Myriad Genetics option. An adjusted exercise price of each converted option was determined in accordance with Section 409A and Section 422 of the Internal Revenue Code of 1986. All other terms of the converted options remain the same however; the vesting and expiration of the converted options will be based on the optionholder’s continuing employment with Myriad Genetics or MPI, as applicable, following the separation.

As a result of the option modifications that occurred in connection with the separation from Myriad Genetics, Myriad Genetics measured the potential accounting impact of these option modifications. Based upon the analysis, which included a comparison of the fair value of the modified options granted to our employees and directors immediately after the modification with the fair value of the original option immediately prior to the modification, it was determined that there was no incremental compensation expense. All unrecognized compensation expense at June 30, 2009 that is related to Myriad Genetics options and MPI options that are held by current MPI employees and directors will be recognized by us over the remaining vesting term of the option. All such expense relating to MPI options held by current and former Myriad Genetics employees, directors or consultants will not be recognized by us.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance, which we adopted effective July 1, 2009, did not impact our financial position, results of operations or cash flows during the six months ended December 31, 2009.

The multiple-element arrangements guidance codified in ASC 605-25 was modified as a result of the final consensus reached on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by Accounting Standard Update (ASU) 2009-13. The guidance in ASU 2009-13 supersedes the existing guidance on such arrangements. The revised guidance is effective for us no later than July 1, 2010, and provides the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. Further, early adoption is permitted. We expect to adopt the guidance in ASU 2009-13 prospectively on July 1, 2010.

Results of Operations for the Three and Six Months Ended December 31, 2009 and 2008

The results of operations for the three and six months ended December 31, 2009, and the balance sheets as of December 31, 2009 and June 30, 2009 and notes related thereto reflect the balances and results of operations and cash flows of MPI as an independent company. All other amounts reflected in the financial statements for periods prior to June 30, 2009 include the assets, liabilities and results of operations which were components of Myriad Genetics that constituted the research and drug development businesses that were separated. The financial statements for periods prior to June 30, 2009 have been prepared using Myriad Genetics’ historical costs basis of the assets and liabilities of the various activities that reflect the combined results of operations, financial condition and cash flows of us as a component of Myriad Genetics. Specific costs attributable to our operations have been included in the financial statements. The financial statements also include some proportional cost allocations of certain common costs of Myriad Genetics because these expenses were not specifically identified at the subsidiary level. The basis of these allocations includes full-time equivalent employees for the respective periods presented, square footage, and other appropriate allocation drivers.

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

Research revenue is comprised of research payments received pursuant to external collaborative agreements. Research revenue for the three and six months ended December 31, 2009 was $0 and $60,000, respectively, compared to $0.4 million and $4.1 million, respectively, for the same periods ended December 31, 2008. Research revenue for the six months ended December 31, 2009 reflects revenues earned under recent short-term research agreements utilizing our expertise to characterize pathogen-host protein interactions. Research revenue in the prior year periods reflects revenue earned pursuant to a genomic sequencing research collaboration and a long-term research agreement utilizing our expertise to characterize protein- protein interactions. Both of these long-term agreements were completed during the fiscal year ended June 30, 2009. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three and six months ended December 31, 2009 were $8.2 million and $14.1 million, respectively, compared to $15.5 million and $28.3 million, respectively, for the same periods ended December 31, 2008. These 47% and 50% decreases were primarily due to:

•

decreased external drug development costs of approximately $1.1 million and $0.6 million for the three and six months ended December 31, 2009, respectively, resulting from the reduction in research expenses related to the discontinuance of our former drug candidate Flurizan; and

•

a decrease of approximately $6.2 million and $13.6 million for the three and six months ended December 31, 2009, respectively, resulting from the reduction of headcount and commercial activities dedicated to our former drug candidate Flurizan.

Research and development costs for the three and six months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2009	2008	2009	2008
External costs, drug candidates:
Azixa	$803	$1,073	$1,512	$1,594
MPC-4326	1,057	—	1,109	—
MPC-3100	1,135	859	1,596	2,010
MPC-9055	—	1,353	—	2,319
Flurizan	—	820	—	(1,062)

Sub-total direct costs	2,995	4,105	4,217	4,861
Internal costs, drug candidates	1,363	1,829	2,759	3,812
Preclinical development costs	3,587	9,031	6,595	18,479
External research collaborations	272	496	526	1,144

Total research and development	$8,217	$15,461	$14,097	$28,296

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

Selling, general and administrative expenses consist primarily of salaries and related personnel costs for marketing, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three and six months ended December 31, 2009 were $6.9 million and $12.2 million, respectively, compared to $2.1 million and $4.5 million, respectively, for the same periods ended December 31, 2008. These 228% and 171% increases in selling, general and administrative expenses during the three and six months ended December 31, 2009, respectively, were due primarily to the costs and expenses associated with being a separate, stand-alone publicly traded entity, including costs to implement and maintain accounting, human resource, payroll, purchasing, information technology, legal and other business functions and systems. In addition, there were costs incurred in the three months ended December 31, 2009 associated with due diligence and, legal, accounting and investment banking fees incurred in connection with the Merger. Amounts included in the prior year period for general and administrative costs include some proportional cost allocations of certain common costs of Myriad Genetics because these expenses were not specifically identified at the subsidiary level. The basis of these allocations includes full-time equivalent employees for the respective periods presented, square footage, and other appropriate allocation drivers. Increased costs during the current period were offset, in part, by a decrease in commercialization expenses following the discontinuance of our drug candidate Flurizan. We expect our selling, general and administrative expenses will continue to fluctuate as we continue to implement our accounting, human resource, payroll, purchasing, information technology, legal and other business functions and systems. In addition, if the Merger with Javelin is successfully completed, and if Dyloject is approved by the FDA, we expect that selling, general and administrative expenses would increase substantially as we bring Dyloject to market.

Other income of $0.4 million and $0.8 million for the three and six months ended December 31, 2009, respectively, reflects interest income earned and realized gains on our marketable investment securities. Prior to June 30, 2009, all cash and investments were held and managed by Myriad Genetics, accordingly, we had no other income (expense) in the comparable prior year periods.

Liquidity and Capital Resources

Net cash used in operating activities was $19.6 million during the six months ended December 31, 2009 compared to $34.2 million used in operating activities for the same six months in 2008. The change in cash flow from operating activity can be attributed primarily to a lower net loss in 2009 and the payment of accrued expenses in 2008 associated with our former drug candidate Flurizan. These were offset, in part, by lower non-cash charges associated with share-based compensation expense and depreciation in 2009.

Our investing activities used $78.0 million in cash during the six months ended December 31, 2009 compared to $0.2 million for the same six months in 2008. The change is primarily due to a substantial investment in marketable securities using a portion of the cash contributed by Myriad Genetics on June 30, 2009, in connection with the spin-off.

Approximately $1.2 million in cash was provided by financing activities during the six months ended December 31, 2009 as a result of proceeds from stock options exercised during the period compared to $34.4 million for the same six months in 2008, which amount reflects cash and the changes in Myriad Genetics’ net investment in MPI.

Prior to June 30, 2009, all cash and investments were held and managed by Myriad Genetics. Accordingly, cash used to pay our expenses or cash collected from collaboration agreements was provided or received by Myriad Genetics on our behalf and was recorded as an increase or decrease in the Myriad Genetics’ net investment (capital deficiency).

On June 30, 2009 Myriad Genetics contributed substantially all of the assets and certain liabilities of its research and drug development businesses as well as $188.0 million in cash and marketable securities to us. As of December 31, 2009, we had $169 million in cash and marketable securities. We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations through at least June 30, 2012, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	the costs associated with commercializing Dyloject, if the Merger with Javelin is successfully completed, and if Dyloject is approved by the FDA;

•	the costs associated with any required continued development of Dyloject, if the Merger with Javelin is successfully completed;

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

•

the costs of establishing sales and marketing functions and of establishing or contracting for commercial manufacturing capacities if any of our drug candidates are approved, including Dyloject if the Merger with Javelin is completed;

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

        Concurrently and in connection with the execution of the Merger Agreement, MPI, Javelin and Innovative Drug Delivery Systems, Inc., a Delaware corporation and a wholly owned subsidiary of Javelin, or IDDS, entered into a loan and security agreement, pursuant to which MPI will loan Javelin up to $6.0 million to fund Javelin’s operations prior to the closing of the Merger. Under the terms of this agreement, subject to certain conditions, Javelin may require MPI to loan it funds in an amount not to exceed $2.0 million per month. Any funds advanced under this agreement accrue interest at a rate equal to 10% per annum and are secured by a first priority security interest on all of the assets of Javelin and IDDS, including intellectual property. The principal amount of any loans, all accrued interest thereon and all other amounts due under this agreement are to be repaid in full on the first to occur of (1) the closing of the Merger or (2) within two business days or 90 days following the termination of the Merger Agreement, depending on the circumstances of such termination. Javelin may prepay any loans in whole or in part without premium or penalty. On January 8, 2010, MPI loaned Javelin the first $2.0 million and on February 8, 2010, MPI loaned Javelin the second $2.0 million under this agreement.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 that we have filed with the SEC, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We maintain a portfolio of cash, cash equivalents and short term and long term marketable securities which are subject to interest rate risk. Our investments consist primarily of highly liquid securities of various types and maturities of two years or less, with a maximum average maturity of one year. Changes in interest rates affect the fair market value of these marketable investment securities. There have been no material changes in our exposure to market risk as compared to our disclosures under Item 7A in our Annual Report on Form 10-K for the year ended June  30, 2009.

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

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2009, other than the addition of risks related to the proposed Merger with Javelin that are described below. The risk factors provided below should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended June 30, 2009.

Risks Related to the Proposed Merger with Javelin

The anticipated benefits of the Merger may not be realized.

The success of the Merger will depend on, among other things, the ability to realize anticipated cost savings and to combine the businesses of MPI and Javelin in a manner that does not materially disrupt existing relationships or otherwise result in decreased productivity and that allows us to capitalize on the drug development capabilities of the combined company. If these objectives are not achieved, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

MPI and Javelin have operated and, until the completion of the Merger, will continue to operate independently. It is possible that the integration process could result in the disruption of MPI’s or Javelin’s ongoing businesses or inconsistencies in standards, controls, procedures or policies that could adversely affect the ability of the combined company to maintain relationships with third parties and employees or to achieve the anticipated benefits of the Merger. Specifically, issues that must be addressed in integrating the operations of MPI and Javelin in order to realize the anticipated benefits of the Merger include, among other things, identifying and eliminating redundant operations and assets across a geographically dispersed organization and integrating the research and development operations and systems of MPI and Javelin. Integration efforts between the two companies will also divert management’s attention and resources. An inability to realize the full extent of, or any of, the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on the combined company’s business and results of operations, which may affect the value of the shares of the combined company’s common stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than expected and may take longer to achieve than anticipated. If these challenges are not adequately addressed, MPI and Javelin may be unable to successfully integrate their operations, or to realize the anticipated benefits of the integration of the two companies.

The Merger is subject to certain conditions to closing that could result in the Merger not being consummated or being delayed, either of which could negatively impact the market price of MPI common stock and its future businesses and operating results.

Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, the approval of the issuance of shares of MPI common stock in the Merger by the MPI stockholders and the approval of the Merger Agreement by the Javelin stockholders. If any of the conditions to the Merger are not satisfied or, where waiver is permissible, not waived, the Merger will not be consummated. Failure to complete the Merger could result in a number of adverse effects, including:

•	preventing MPI and Javelin from realizing any benefits from the Merger;

•

requiring MPI to incur significant transaction costs without realizing any benefits of the Merger, and depending upon the circumstances of the failure to complete the Merger, requiring MPI to pay Javelin a termination fee of $2.9 million and/or expense reimbursement of up to $1.5 million;

•	a decline in the market price of MPI common stock to the extent the current market price of MPI common stock positively reflects a market assumption that the Merger will occur; and

•	the diversion of the attention of MPI’s management to the Merger instead of its operations and the pursuit of other opportunities that could have been beneficial to its business.

It is possible that the Merger will not be consummated or the consummation may be delayed or consummated on different terms than those contemplated by the Merger Agreement.

Dyloject may not be approved by the FDA on a timely basis, or at all.

The development and commercialization of drug candidates is subject to extensive and rigorous regulation by the FDA in the United States and similar international regulatory authorities, and neither MPI nor Javelin has ever received FDA approval to market any of its drug candidates. On December 2, 2009, Javelin submitted an NDA to the FDA for Dyloject for the management of acute moderate-to-severe pain in adults. On February 1, 2010, the NDA submission was accepted and filed by the FDA. However, there can be no assurance that the FDA will approve Dyloject in the near term, if ever. The FDA has substantial discretion in the approval process and may refuse to approve the Dyloject NDA or decide that the data submitted is insufficient for approval and require additional preclinical, clinical or other studies. Any additional studies required to support the Dyloject NDA could substantially delay NDA approval and cost a substantial amount of money. Even if the FDA approves the Dyloject NDA, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of Dyloject and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The failure to receive regulatory approval of Dyloject would have a significant adverse impact on the combined company’s business, financial condition and results of operations.

The exchange ratio is not adjustable based on the market price of MPI common stock, so the Merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

Both the exchange ratio and the number of shares to be issued by MPI are not adjustable based on the market price of MPI or Javelin common stock and the Merger Agreement may not be terminated as a result of any such changes. If the market price of MPI common stock increases from the market price on the date of the Merger Agreement prior to the closing of the Merger, Javelin stockholders could receive Merger consideration with considerably more value than their shares of Javelin common stock and MPI stockholders immediately prior to the Merger will not be compensated for the increased market value of MPI common stock.

MPI has incurred and will continue to incur significant transaction costs in connection with the Merger, some of which will be required to be paid even if the Merger is not completed.

MPI has incurred and will continue to incur significant transaction costs in connection with the Merger. Most of these costs will be paid by MPI even if the Merger is not completed. In addition, if the Merger agreement is terminated due to certain triggering events specified in the Merger Agreement, MPI may be required to pay Javelin a termination fee of $2.9 million. The Merger Agreement also provides that under specified circumstances, MPI may be required to reimburse Javelin up to $1.5 million for its expenses in connection with the transaction. If the Merger is completed, the combined company will bear the transaction costs of both MPI and Javelin in connection with the Merger.

Litigation has been instituted against Javelin, members of the Javelin Board of Directors, MPI and MPI Merger Sub challenging the Merger, and adverse judgments in these lawsuits may prevent the Merger from becoming effective within the expected timeframe or at all.

Javelin, members of the Javelin Board of Directors, MPI and MPI Merger Sub have been named as defendants in purported class action lawsuits brought by Javelin stockholders challenging Javelin’s proposed Merger with MPI. The lawsuits allege various breaches of fiduciary duty in connection with the proposed Merger and seek, among other things, damages and injunctive relief to prohibit the parties from completing the Merger. If the plaintiffs in these cases are successful in obtaining an injunction prohibiting MPI and Javelin from completing the Merger on the agreed-upon terms, the injunction may prevent the parties from completing the Merger in the expected timeframe, if at all. While MPI and Javelin believe the allegations are without merit and intend to vigorously defend against these actions, they are unable to predict the final outcome of these lawsuits. Even if the plaintiffs in these actions are not successful, the costs of defending against such claims could adversely affect the financial condition of MPI, to the extent not covered by insurance.

The deal-protection provisions of the Merger Agreement may deter alternative transactions which could be advantageous to MPI when compared to the terms and conditions of the Merger, and, in certain circumstances, may require MPI to pay Javelin a $2.9 million termination fee and/or reimburse Javelin up to $1.5 million for its expenses.

As a result of certain “deal-protection” provisions of the Merger Agreement, it is possible that a third party who might be interested in pursuing an alternative transaction with MPI would be discouraged from doing so. Any such proposal might be advantageous to the stockholders of MPI when compared to the Merger. In particular, provisions of the Merger Agreement which require the payment of a $2.9 million termination fee and/or reimbursement of up to $1.5 million of expenses to Javelin may deter third parties from proposing alternative business transactions that might result in greater value to MPI stockholders than the proposed Merger. In addition, in the event the Merger Agreement is terminated by MPI in circumstances that may obligate MPI to pay a termination fee or reimburse Javelin for its expenses, MPI’s stock price may decline as a result of this reimbursement, its financial condition could be adversely affected and/or a potential competing third party proposing an alternative transaction may propose less favorable terms than it might otherwise have proposed.

After the completion of the Merger, the combined company will possess not only all of the assets but also all of the liabilities of both MPI and Javelin. Discovery of previously undisclosed or unknown liabilities could have an adverse effect on the combined company’s business, operating results and financial condition.

Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems. After the completion of the Merger, the combined company will possess not only all of the assets, but also all of the liabilities of both MPI and Javelin. Although MPI conducted a due diligence investigation of Javelin and its known and potential liabilities and obligations, it is possible that undisclosed, contingent or other liabilities or problems may arise after the completion of the Merger, which could have an adverse effect on the combined company’s business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of December 18, 2009, by and among Myriad Pharmaceuticals, Inc., MPI Merger Sub, Inc., Javelin Pharmaceuticals, Inc., and the Stockholder Representative. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2009 (File No. 001-34275).

10.1	Form of Escrow Agreement by and among Myriad Pharmaceuticals, Inc., the Escrow Agent, and the Stockholder Representative, to be entered into at or prior to consummation of the Merger with Javelin Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 18, 2009 (File No. 001-34275).

10.2	Form of Javelin Stockholder Voting Agreement and a schedule of signatories thereto. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 18, 2009 (File No. 001-34275).

10.3	Form of MPI Stockholder Voting Agreement and a schedule of signatories thereto. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 18, 2009 (File No. 001-34275).

10.4	Loan and Security Agreement, dated as of December 18, 2009, by and among Myriad Pharmaceuticals, Inc., Javelin Pharmaceuticals, Inc., and Innovative Drug Delivery Systems, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 18, 2009 (File No. 001-34275).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD PHARMACEUTICALS, INC.

Date: February 16, 2010	By:	/s/ ADRIAN N. HOBDEN
Adrian N. Hobden, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: February 16, 2010	By:	/s/ ROBERT J. LOLLINI
Robert J. Lollini
Chief Financial Officer (principal accounting and financial officer)