Form 10-Q
period 2010-03-31
Myriad Pharmaceuticals, Inc.
filed 2010-05-17
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 11, 2010, the registrant had 24,965,825 shares of common stock outstanding.

MYRIAD PHARMACEUTICALS, INC.

i

MYRIAD PHARMACEUTICALS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$30,764	$128,372
Marketable investment securities	110,961	40,728
Accounts receivable	36	—
Prepaid expenses	507	240
Other current assets	7,454	—

Total current assets	149,722	169,340

Equipment	6,509	5,338
Less accumulated depreciation	809	—

Net equipment	5,700	5,338

Long-term marketable investment securities	6,636	18,905
Other assets	206	94

	$162,264	$193,677

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$2,292	$—
Accrued liabilities	4,357	4,576

Total current liabilities	6,649	4,576

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 24,624 shares issued and outstanding at March 31, 2010; 23,974 shares issued and outstanding at June 30, 2009	246	240
Additional paid-in capital	194,386	188,400
Accumulated other comprehensive income	127	461
Accumulated deficit	(39,144)	—

Total stockholders’ equity	155,615	189,101

	$162,264	$193,677

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Research revenue	$30	$956	$90	$5,064
Costs and expenses:
Research and development expense	7,190	13,401	21,287	41,697
Selling, general, and administrative expense	6,926	2,634	19,090	7,157

Total costs and expenses	14,116	16,035	40,377	48,854

Operating loss	(14,086)	(15,079)	(40,287)	(43,790)

Other income, net	363	—	1,143	—

Net loss	$(13,723)	$(15,079)	$(39,144)	$(43,790)

Loss per basic and diluted share	$(0.56)	$(0.63)	$(1.60)	$(1.83)
Weighted-average shares used to compute net loss per basic and diluted share	24,603	23,974	24,400	23,974

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(39,144)	$(43,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903	2,158
Share-based compensation expense	4,767	7,865
Gain on sale of marketable investment securities	(42)	—
Changes in operating assets and liabilities:
Prepaid expenses	(267)	6
Trade accounts receivable	(36)	4,046
Other current assets	(1,159)	—
Other assets, long-term	(206)	—
Accounts payable	2,292	(11,052)
Accrued liabilities	(219)	(22,264)
Deferred revenue	—	(2,000)

Net cash used in operating activities	(33,111)	(65,031)

Cash flows from investing activities:
Capital expenditures for equipment	(1,171)	(280)
Note Receivable	(6,295)	—
Purchase of marketable investment securities	(143,776)	—
Proceeds from maturity of marketable investment securities	85,519	—

Net cash used in investing activities	(65,723)	(280)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	1,226	—
Net change in investment from parent	—	65,311

Net cash provided by financing activities	1,226	65,311

Net increase (decrease) in cash and cash equivalents	(97,608)	—
Cash and cash equivalents at beginning of period	128,372	—

Cash and cash equivalents at end of period	$30,764	$—

See accompanying notes to financial statements (unaudited).

MYRIAD PHARMACEUTICALS, INC.

Notes to Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

On June 2, 2009, the Myriad Genetics, Inc. (“MGI”) Board of Directors gave final approval to a previously announced plan to separate its molecular diagnostic business from its research and drug development businesses. In order to carry out the proposed separation of the research and drug development businesses, in January 2009, MGI created a new, wholly owned subsidiary, a Delaware corporation into which the research operations along with substantially all of the assets (and employees) of the research and drug development businesses and associated intellectual property rights (including patents) and cash were contributed. In connection with the formation of this new subsidiary, MGI’s existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc., and the newly formed subsidiary adopted the name of Myriad Pharmaceuticals, Inc. (“MPI” or “the Company”).

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

The accompanying financial statements have been prepared by MPI in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2009, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Operating results for the three and nine months ended March 31, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the purpose of preparing the financial statements for MPI for the three and nine months ended March 31, 2009, which were derived from MGI historical consolidated financial statements, research expenses of MPI were determined on a specific identification basis and also include some proportional allocations of certain common costs of MGI which were not specifically identified at the subsidiary level. Operating expenses also include such proportional allocations related to administrative, information technology and facilities costs. Management believes that the statement of operations for the three and nine months ended March 31, 2009 includes a reasonable allocation of costs incurred by MGI, which benefited MPI. However, such expenses may not be indicative of the actual level of expense that would have been incurred had the Company operated as an independent, publicly traded company.

(c)	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, and the necessary disclosures are reflected in note 4.

The multiple-element arrangements guidance codified in ASC 605-25 was modified as a result of the final consensus reached on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by ASU 2009-13. The guidance in ASU 2009-13 supersedes the existing guidance on such arrangements. The revised guidance is effective for MPI no later than July 1, 2010, and provides the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. The Company expects to adopt the guidance in ASU 2009-13 prospectively on July 1, 2010. The Company does not anticipate it having a material effect on its financial position or results of operations.

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

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer or declines in credit risk, (iii) the length of time a security is in an unrealized loss position and (iv) the Company more likely than not, holding securities for a period of time sufficient to allow for any anticipated recovery in fair value.

Prior to June 30, 2009, all cash and investments were held and managed by MGI. The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2010 and June 30, 2009 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2010:
Available-for-sale:
Money market funds	$28,451	$—	$—	$28,451
Corporate bonds and notes	57,159	99	—	57,258
U.S. Federal agency issues	59,764	28	—	59,792

Total	$145,374	$127	$—	$145,501

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2009:
Available-for-sale:
Money market funds	$110,372	$—	$—	$110,372
Corporate bonds and notes	28,740	291	—	29,031
U.S. Federal agency issues	30,432	170	—	30,602

Total	$169,544	$461	$—	$170,005

The Company had cash and cash equivalents of $30.8 million at March 31, 2010 and $128.4 million at June 30, 2009. In addition, the Company holds $500,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of March 31, 2010.

Maturities of debt securities classified as available-for-sale are as follows at March 31, 2010 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$110,876	$110,961
Due after one year through three years	6,047	6,088

	$116,923	$117,049

(4)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at March 31, 2010 (In thousands):

March 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$28,451	$—	$—	$28,451
Corporate bonds and notes	—	57,258		57,258
Federal agency issues	—	59,792	—	59,792

Total	$28,451	$117,050	$—	$145,501

The Company’s Level 1 assets include money market instruments primarily comprised of government agency obligations and accrued interest. Level 2 assets consist of the Company’s marketable investment securities that include federal agency issues, commercial paper, and corporate bonds. As of March 31, 2010, the Company has no investments which were measured using unobservable (Level 3) inputs. The Company recognizes transfers within the fair value hierarchy, if any, within each quarter. During the three months ended March 31, 2010, the significant transfers between Level 1 and 2 were $26.2 million in transfers from Level 1 to Level 2 related to purchases of Level 2 assets and $45.2 million from Level 2 to Level 1 due to the maturity or sale of such securities.

(5)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive net loss (In thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(13,723)	$(15,079)	$(39,144)	$(43,790)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	129	—	127	—

Total comprehensive net loss	$(13,594)	$(15,079)	$(39,017)	$(43,790)

(6)	Other Current Assets

Other current assets for the period ended March 31, 2010 as reflected in the balance sheet include $6.3 million in amounts due, including accrued interest, under a Loan and Security Agreement with Javelin Pharmaceuticals, Inc. (“Javelin”). Funds advanced under this agreement accrued interest at a rate equal to 10% per annum and were secured by a first priority security interest on all of the assets of Javelin and its subsidiaries, including intellectual property. All amounts due under this agreement were repaid on April 19, 2010. See note 12 for further discussion regarding the Loan and Security Agreement and other agreements with Javelin.

(7)	Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For all periods prior to June 30, 2009, the computation of net loss per basic and diluted share and the weighted-average shares outstanding are calculated based on the 23,974,211 shares issued in connection with the spin-off on June 30, 2009. For the three and nine months ended March 31, 2010, there were outstanding potential common equivalent shares of 961,781 and 663,283, compared to zero in the same periods in 2009 as a result of the spin-off, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to future diluted earnings per share.

The calculation of diluted loss per share is the same as the basic loss per share since the inclusion of any potentially dilutive securities would be anti-dilutive.

(8)	Share-Based Compensation

The Company recognizes compensation expense using a fair-value based method for costs related to stock options and other equity-based compensation. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

Immediately prior to the spin-off, the Company adopted two equity incentive plans, the Myriad Pharmaceuticals, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myriad Pharmaceuticals, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). The Company is authorized to issue a total of 6.5 million shares under the plans.

The Company’s Equity Incentive Plan provides for the issuance of common stock based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity based awards to its directors, officers, employees and consultants. In addition, pursuant to the separation agreements and in connection with the spin-off, the Equity Incentive Plan authorized the issuance of stock options to certain current and former directors, officers, employees and consultants of MGI who were option holders of MGI at June 30, 2009.

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

Share-based compensation expense, relating to newly issued MPI options, was recognized during the three and nine months ended March 31, 2010. Share-based compensation expense relating to MPI options held by current and former directors, officers, employees and consultants of MGI will be recognized by MGI.

Certain MPI employees who were MGI’s employees prior to the separation hold stock options and participated in the MGI employee stock option and stock purchase plans. Share-based compensation expense in the accompanying financial statements for the three and nine months ended March 31, 2010 and March 31, 2009 also includes compensation expense recognized based on MGI’s share-based payment expense for such MPI employees and for the three and nine months ended March 31, 2009, certain allocated share-based compensation expense relating to general and administrative employees of MGI.

Share-based compensation expense recognized for MPI employees included in the statements of operations for the three and nine months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Research and development	$678	$2,455	$1,981	$6,742
Selling, general, and administrative	924	447	2,786	1,123

Total employee stock-based compensation expense	$1,602	$2,902	$4,767	$7,865

During the three months ended March 31, 2010, the Company granted 533,161 options. During the nine months ended March 31, 2010 approximately 1,325,664 options were granted and 284,740 restricted stock units were issued under the Equity Incentive Plan at a weighted-average exercise price of $4.61 per share for options and a fair value of $4.03 per share for restricted stock units.

During the three months ended March 31, 2010, 28,955 stock options were exercised at a weighted average price of $1.78 per share. As of March 31, 2010, unrecognized compensation expense related to the unvested portion of MGI’s stock options granted to MPI employees and new MPI grants to MPI employees was approximately $9.5 million that will be recognized over a weighted-average period of 2.73 years.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. Expected option lives were based on historical option lives under the MGI equity compensation plan and volatilities used in fair value calculations are based on a benchmark of peer companies with similar expected option lives. The related expense is recognized on a straight-line basis over the vesting period.

Currently eligible MPI employees are participating in the ESPP offering period that began December 1, 2009 and will close May 31, 2010. Expense associated with MPI employees participating in the ESPP was approximately $107,300 for the period ended March 31, 2010.

(9)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three and nine month periods ended March 31, 2010 and 2009.

MPI’s operations have historically been included in MGI’s consolidated U.S. federal and state income tax returns. The income tax provision for the three months ended March 31, 2009 and for the nine months ended March 31, 2009 has been determined as if MPI had filed separate income tax returns under its existing structure for that period. Therefore, MPI recorded no income tax expense for that period due to losses incurred. MGI filed a consolidated income tax return for that period. The net operating losses (“NOL’s”) generated by MPI prior to the separation were consolidated within the MGI return and all NOL carryforwards and research and development credits generated by MPI prior to the separation were retained by MGI upon the separation of MPI from MGI. Accordingly, MPI had no federal or state tax NOL carryforwards or research and development tax credits; and had no material deferred tax assets and liabilities at June 30, 2009.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2010, the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. As of June 30, 2009, MPI had no unrecognized tax benefits or related interest and penalties. There are no changes in the liability for unrecognized tax benefits for the nine months ended March 31, 2010. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any unrecognized benefits in the next 12 months that would result in a material change to its financial position.

(10)	Collaborative Agreements

In June 2006, the Company entered into a research collaboration to apply its high-speed genomic sequencing capability and bioinformatics expertise to deliver molecular genetic information to a collaborator. Revenue related to this collaboration was recognized when completed information was delivered to the collaborator. Under this agreement the Company recognized $0.1 million and $3.2 million, respectively, in research revenue for the three and nine months ended March 31, 2009. No revenue was recognized under this agreement during the three and nine months ended March 31, 2010.

In June 2004, the Company entered into a five-year, research agreement to utilize its expertise to characterize pathogen-host protein interactions. Revenue related to this collaboration was recognized on a cost-to-cost basis. Under this agreement, the Company recognized $0.8 million and $1.8 million, respectively, in research revenue for the three and nine months ended March 31, 2009. No revenue was recognized under this agreement during the three and nine months ended March 31, 2010.

In the three months ended March 31, 2009, $0.1 million in other miscellaneous revenue was recognized for a discrete research project. No revenue was recognized related to this project for the three and nine months ended March 31, 2010.

(11)	Related Party Transactions

For the three and nine months ended March 31, 2009, MPI’s operations were fully integrated with MGI, including executive services, finance, treasury, corporate income tax, human resources, legal services and investor relations. The accompanying financial statements reflect the application of certain estimates and allocations of such operating expenses. Management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative time devoted by executive management on MPI related business and the benefit received by MPI for other services such as costs associated with being a public company and other services. Allocation of expenses for these services are reflected in operating expenses in the statements of operations.

(12)	Merger Agreement

On December 18, 2009, MPI and MPI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MPI (“MPI Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Javelin and a representative of the stockholders of Javelin (the “Stockholder Representative”), pursuant to which MPI Merger Sub was to be merged with and into Javelin (the “Proposed Merger”), with Javelin continuing after the Merger as the surviving corporation and a wholly owned subsidiary of MPI. The Proposed Merger was expected to close in April 2010, but, as discussed below in note 13, the Merger Agreement has been terminated.

Subject to the terms of the Merger Agreement, at the effective time of the Proposed Merger, each share of Javelin common stock outstanding immediately prior to the Proposed Merger was to be converted into the right to receive 0.2820 shares of MPI common stock, such that, based on the number of shares of Javelin common stock and MPI common stock outstanding at the time of the execution of the Merger Agreement, following the Proposed Merger, the pre-merger stockholders of Javelin would have owned approximately 41% of the combined company.

Pursuant to the terms of the Merger Agreement, additional shares of MPI common stock that may have been issued to the pre-merger Javelin stockholders after the completion of the Proposed Merger, were to be issued and held in escrow pursuant to the terms of an Escrow Agreement, by and among MPI, the Escrow Agent and the Stockholder Representative, to be entered into at or prior to the effective time of the Proposed Merger (the “Escrow Agreement”). Subject to the terms of the Merger Agreement and the Escrow Agreement, based on the timing of the approval by the U.S. Food and Drug Administration (the “FDA”) of Javelin’s drug candidate, Dyloject, for which a New Drug Application (“NDA”) has been submitted and accepted for formal review by the FDA, the pre-merger Javelin stockholders would have received additional shares of MPI common stock as follows:

•

if final FDA approval of Dyloject is received on or prior to June 30, 2010, the pre-merger Javelin stockholders would have received an additional 0.0491 shares of MPI common stock for every one share of Javelin common stock owned immediately prior to the Proposed Merger;

•

if final FDA approval of Dyloject is received after June 30, 2010 but on or prior to January 31, 2011, the pre-merger Javelin stockholders would have received an additional 0.0246 shares of MPI common stock for every one share of Javelin common stock owned immediately prior to the Proposed Merger; and

•

if final FDA approval of Dyloject is received after January 31, 2011 but on or prior to June 30, 2011, the pre-merger Javelin stockholders would have received an additional 0.0123 shares of MPI common stock for every one share of Javelin common stock owned immediately prior to the Proposed Merger.

Completion of the Proposed Merger was subject to customary closing conditions, including receipt of approval by both MPI’s and Javelin’s stockholders.

On February 12, 2010, MPI filed with the SEC a registration statement on Form S-4 (File No. 333-164890) to register shares of MPI common stock issuable to Javelin stockholders upon completion of the Proposed Merger (the “Form S-4”), which, as amended, was declared effective on March 12, 2010. The joint proxy statement/prospectus, dated March 12, 2010, of MPI and Javelin included in the Form S-4 was filed with the SEC under Rule 424(b) of the Securities Act of 1933 on March 12, 2010 and was mailed to MPI and Javelin stockholders in connection with the special meetings of stockholders to be held by each of MPI and Javelin on April 22, 2010, at which the stockholders of each company were to vote on proposals related to the Proposed Merger.

Concurrently and in connection with the execution of the Merger Agreement, MPI, Javelin and Innovative Drug Delivery Systems, Inc., a Delaware corporation and a wholly owned subsidiary of Javelin (“IDDS”), entered into the Loan and Security Agreement. Under the terms of the Loan and Security Agreement, MPI agreed to loan Javelin up to $8.5 million to fund Javelin’s operations prior to the closing of the Proposed Merger, provided, however, that up to $500,000 could only be used by Javelin to fund specified commercial initiatives and activities related to Dyloject. Subject to certain conditions, Javelin had the right to require MPI to loan it funds in an amount not to exceed $2.0 million per month (excluding the $500,000 referred to above). Funds advanced under this agreement accrued interest at a rate equal to 10% per annum and were secured by a first priority security interest on all of the assets of Javelin and IDDS, including intellectual property. On each of January 8, 2010, February 8, 2010, March 1, 2010, and April 5, 2010, MPI loaned Javelin $2.0 million under this agreement, and on March 29, 2010, MPI loaned Javelin $204,050 to fund specified commercial initiatives under this agreement. In connection with the termination of the Merger Agreement by Javelin described below, and in accordance with the terms of the Loan and Security Agreement, the principal amount of the loans, all accrued interest thereon and all other amounts due under the Loan and Security Agreement became due and payable by Javelin within two business days of the termination of the Merger Agreement. On April 19, 2010, Javelin paid MPI all amounts owed under the Loan and Security Agreement, which was approximately $8.3 million. Upon MPI’s receipt of such payment on April 19, 2010, the Loan and Security Agreement was automatically terminated.

(13)	Subsequent Events

On April 5, 2010, MPI loaned Javelin an additional $2.0 million dollars under the Loan and Security Agreement.

On April 9, 2010, MPI received a notice from Javelin of its intent to terminate the Merger Agreement in connection with its receipt of a competing acquisition proposal from Hospira, Inc. that the Board of Directors of Javelin had determined to be a “Company Superior Proposal” under the terms of the Merger Agreement. Accordingly, Javelin expressed its intent to terminate the Merger Agreement effective after the close of business on Friday, April 16, 2010, and proceeded to terminate the Merger Agreement by delivering written notice of termination at such time.

In connection with Javelin’s termination of the Merger Agreement and in accordance with the terms of the Merger Agreement, on April 19, 2010, Javelin paid MPI stipulated expenses of $1.5 million plus a termination fee of $2.9 million. In addition and also on April 19, 2010, Javelin paid MPI approximately $8.3 million, representing all amounts owed under the Loan and Security agreement. Upon MPI’s receipt of such payment on April 19, 2010, the Loan and Security Agreement was automatically terminated.

(14)	Commitments and Contingencies

MGI had entered into a license agreement for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa. Pursuant to the Separation and Distribution Agreement, MPI assumed all rights and obligations under this license agreement. Under this agreement MPI may pay milestone payments totaling up to $23 million. Payment of milestones is based on the occurrence of potential future events, including the initiation of certain human clinical trials, filing of an NDA with the FDA, receipt of regulatory approval, and the achievement of specific revenue targets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission, as may be supplemented under the heading “Risk Factors” in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q. These risks could cause our actual results to differ materially from any future performance suggested below.

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

We expect to incur significant net losses for the foreseeable future and that such losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Additionally, we expect to incur substantial sales, marketing and other expenses in preparation for the commercialization of our drug candidates and some of these expenses will be incurred prior to U.S. Food and Drug Administration, or FDA, approval, which approval is not assured.

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

On December 18, 2009, we and MPI Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary, or MPI Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Javelin Pharmaceuticals, Inc., or Javelin and a representative of the stockholders of Javelin, pursuant to which we were to acquire all of the outstanding shares of Javelin common stock in exchange for shares of our common stock and MPI Merger Sub was to merge with and into Javelin, referred to herein as the Proposed Merger, with Javelin continuing after the Proposed Merger as the surviving corporation and our wholly owned subsidiary. The Proposed Merger was expected to close in April 2010. Concurrently and in connection with the execution of the Merger Agreement, we, Javelin and Innovative Drug Delivery Systems, Inc., a Delaware corporation and a wholly owned subsidiary of Javelin, entered into a loan and security agreement, which was amended on March 10, 2010, and is referred to herein as the Loan and Security Agreement. Under the terms of the Loan and Security Agreement, we agreed to loan Javelin up to $8.5 million to fund Javelin’s operations prior to the closing of the Proposed Merger. On each of January 8, 2010, February 8, 2010, March 1, 2010, and April 5, 2010, we loaned Javelin $2.0 million under this agreement, and on March 29, 2010, we loaned Javelin $204,050 to fund specified commercial initiatives under this agreement.

Completion of the Proposed Merger was subject to a number of closing conditions, including receipt of approval of both our and Javelin’s stockholders, and special meetings of stockholders were to be held by us and Javelin on April 22, 2010 to vote on proposals related to the Proposed Merger.

On April 9, 2010, we received a notice from Javelin of its intent to terminate the Merger Agreement in connection with its receipt of a competing acquisition proposal from Hospira, Inc. that the Board of Directors of Javelin had determined to be a “Company Superior Proposal” under the terms of the Merger Agreement. Accordingly, Javelin expressed its intent to terminate the Merger Agreement effective after the close of business on Friday, April 16, 2010, and proceeded to terminate the Merger Agreement by delivering written notice of termination at such time.

In connection with Javelin’s termination of the Merger Agreement and in accordance with the terms of the Merger Agreement, on April 19, 2010, Javelin paid us stipulated expenses of $1.5 million plus a termination fee of $2.9 million. In addition and also on April 19, 2010, Javelin paid us approximately $8.3 million, representing all amounts owed under the Loan and Security Agreement. Upon our receipt of such payment on April 19, 2010, the Loan and Security Agreement was automatically terminated.

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

MPC-4326 for the Treatment of HIV

MPC-4326 is a first-in-class, small molecule inhibitor of HIV-1 maturation we are developing for the oral treatment of HIV infection that we acquired from Panacos Pharmaceuticals, Inc. in January 2009. MPC-4326 has been given fast track status by the FDA. MPC-4326 has demonstrated potent activity against a broad range of HIV strains, and laboratory studies have shown MPC-4326 to be an inhibitor of HIV isolates that are resistant to a large range of currently approved HIV drugs. Over 740 subjects, including over 180 HIV-infected subjects, have been studied in clinical trials of MPC-4326. Results from these trials have shown MPC-4326 to be well tolerated and have demonstrated significant and clinically relevant reductions in viral load in a subset of HIV-infected patients representing approximately 60% of HIV-infected patients, who can be identified by a simple, rapid and inexpensive assay of the HIV virus. In a Phase 2 clinical trial completed in 2008, MPC-4326 met its primary objective by demonstrating drug plasma levels in HIV-positive subjects to be in a target range for viral load reduction. In addition, MPC-4326’s safety profile was comparable to earlier studies where it had been indistinguishable from placebo. We recently reported data showing that new 100mg tablets have acceptable oral bioavailability and stability characteristics.

We have recently completed two drug interaction Phase 1 clinical trials of MPC-4326. The results of these trials were reported at the 17th Conference on Retroviruses and Opportunistic Infections, CROI 2010, in San Francisco on February 19, 2010. The first trial evaluated the effect of MPC-4326 on the pharmacokinetics of raltegravir and tolbutamide. We expect raltegravir may be widely used in combination with MPC-4326 in clinical studies. Steady state concentrations of MPC-4326 significantly increased raltegravir exposure. However, we believe this is unlikely to impact safety given the wide therapeutic index of raltegravir. Future studies will evaluate the safety and efficacy of concurrently administered MPC-4326 and raltegravir. Tolbutamide, an oral sulfonylurea indicated for type II diabetes mellitus, is a known CYP2C9 substrate and was used as a probe to investigate the potential for drug-drug interactions mediated by CYP2C9. The lack of effect of steady state concentrations of MPC-4326 on the pharmacokinetic parameters of tolbutamide indicated that MPC-4326 is not a clinically significant inhibitor of CYP2C9.

The second drug interaction trial evaluated the effects of darunavir, tipranavir and rifampicin on the pharmacokinetics of MPC-4326. In-vitro studies indicated that MPC-4326 is metabolized primarily by uridine diphosphate glucuronosyltransferase (UGT). Different protease inhibitor/ritonavir combinations have been shown to have differential effects on the pharmacokinetic parameters of specific substrates of UGT. Therefore, both the combination of darunavir/ritonavir and tipranavir/ritonavir were assessed with MPC-4326. Rifampicin is a known potent inducer of UGT and may be used in combination with MPC-4326. Therefore the effect of UGT induction upon steady state concentrations of MPC-4326 was assessed. Results from this trial indicate that specific UGT modulator combinations included in a patient’s optimized background regimen should be taken into account when selecting a clinical dose of MPC-4326. Higher doses of MPC-4326 may be required with concurrent use of potent UGT inducers.

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

Azixa: Our Lead Drug Candidate for the Treatment of Cancer

Azixa is a novel, small molecule drug candidate that acts as a microtubule destabilizing agent, causing arrest of cell division and programmed cell death, or apoptosis, in cancer cells. Azixa has also been shown to be a vascular disrupting agent, or VDA, in a mouse model of human ovarian cancer. Thus, Azixa has a dual mode of action; it induces apoptosis and acts as a VDA, resulting in tumor cell death. Importantly, in non-clinical studies, Azixa has demonstrated the unique ability to effectively cross the blood-brain barrier and accumulate in the brain. Azixa does not appear to be subject to multiple drug resistance. Azixa has been given orphan drug status by the FDA for the treatment of glioblastoma multiforme (GBM).

In 2007, we completed two open-label, dose-escalating, multiple dose Phase 1 clinical trials to investigate the safety, tolerability and pharmacokinetics of Azixa and to observe for any evidence of anti-tumor activity in treatment of a variety of refractory solid tumors with and without brain metastases. In these Phase 1 trials, six out of 66 subjects had stable disease ranging from 5 to 16 months and there was no evidence of central nervous system, or CNS, toxicities or development of peripheral neuropathies.

In 2008, we initiated recruitment of patients for an open-label, dose finding, multiple-dose Phase 2 clinical trial in subjects with recurring/relapsing GBM in which patients with recurrent GBM receive escalating dose levels of Azixa administered in combination with a fixed dose of carboplatin. The protocol allows us to enroll up to 36 subjects in this trial, however, we determined that 19 subjects is sufficient to answer the questions regarding the safety profile of Azixa in combination with carboplatin and we have completed enrollment with a total of 19 subjects. Study endpoints include determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with carboplatin as judged by response rate and progression-free survival. In this ongoing study, we have observed both stable disease and partial responses in some patients. We expect to report these results at the annual meeting of the American Society of Clinical Onocolgy (ASCO) in Chicago, June 4-8, 2010.

In 2008, we initiated an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent temozolomide, the current standard of care for recurrent metastatic melanoma, and to look for evidence of reduced tumor burden and improved survival. The protocol allowed us to enroll up to 36 subjects in this trial, however, we determined that 22 subjects is sufficient to answer the questions regarding the safety profile of Azixa in combination with temozolomide and we completed enrollment with a total of 22 subjects. This trial explores Azixa’s efficacy in patients with metastatic melanoma with and without confirmed CNS metastases. Patients with metastatic melanoma received escalating dose levels of Azixa administered in combination with a fixed dose of temozolomide. Study endpoints include determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with temozolomide as judged by response rate and progression-free survival. In November 2009, we reported initial results from this study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. Twenty-two patients with refractory metastatic melanoma were studied at three different doses of Azixa. The combination of Azixa at all concentrations with fixed dose temozolomide, including the previously determined single agent maximum tolerated dose of Azixa, was safe and well-tolerated. A dose reduction of Azixa was not required when combined with temozolomide in these patients. Employing modified RECIST criteria, ten patients achieved stable disease and two patients achieved confirmed partial responses. One patient had stable disease for four months before achieving a partial response for an additional eight months. A second patient had stable disease for two months before achieving a partial response for an additional four months. The median progression-free survival of 2.8 months is favorable when compared with a randomized phase 3 study of temozolomide versus dacarbazine in the treatment of patients with advanced metastatic malignant melanoma (1.9 and 1.5 months, respectively; J Clin Oncol 18:158-166, 2000). We expect to report final results at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago, June 4-8, 2010.

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

We submitted an investigational new drug application for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. This trial is an open-label, multiple-dose, dose escalation design in up to 40 subjects with refractory or relapsed cancer. Physical examination findings, electrocardiograms, pharmacokinetics, clinical laboratory parameters, and adverse events will be evaluated in subjects at each dose level to assess safety. Disease progression will be evaluated using standard clinical practice guidelines for each patient’s cancer type. In November 2009, we presented the preliminary results of this ongoing study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. Preliminary data to date have demonstrated that MPC-3100 is orally-bioavailable in cancer patients with a half life of approximately 12 hours. Drug absorption has not been maximized and continues to increase with increasing dose. Plasma concentrations in patients are comparable to those found to inhibit tumor growth in non-clinical studies. Moreover, these concentrations of MPC-3100 were achieved in patients in the absence of dose-limiting toxicities. We expect to complete this trial in the clinic in the second half of 2010.

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

Share-Based Payment Expense

Share-based compensation expense standards set accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires us to recognize, as expense, in our statements of operations, the grant date fair value of our stock options and other equity-based compensation. The determination of grant date fair value is estimated using an option-pricing model, which includes variables such as the terms of each grant, the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

In connection with the separation and spin-off from Myriad Genetics and related transactions, each outstanding Myriad Genetics stock option was converted into an adjusted Myriad Genetics common stock option, exercisable for the same number of shares of common stock as the original Myriad Genetics option, and a new MPI common stock option, exercisable for one-fourth of the number of shares of common stock as the original Myriad Genetics option. An adjusted exercise price of each converted option was determined in accordance with Section 409A and Section 422 of the Internal Revenue Code of 1986, as amended. All other terms of the converted options remain the same however; the vesting and expiration of the converted options will be based on the optionholder’s continuing employment with Myriad Genetics or MPI, as applicable, following the separation.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, and the necessary disclosures are reflected in note 4.

The multiple-element arrangements guidance codified in ASC 605-25 was modified as a result of the final consensus reached on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by ASU 2009-13. The guidance in ASU 2009-13 supersedes the existing guidance on such arrangements. The revised guidance is effective for us no later than July 1, 2010, and provides the option of adopting the revisions retrospectively for all periods presented or prospectively for all revenue arrangements entered into or materially modified after the date of adoption. Further, early adoption is permitted. We expect to adopt the guidance in ASU 2009-13 prospectively on July 1, 2010.

Results of Operations for the Three and Nine Months Ended March 31, 2010 and 2009

The results of operations for the three and nine months ended March 31, 2010, and the balance sheets as of March 31, 2010 and June 30, 2009 and notes related thereto reflect the balances and results of operations and cash flows as an independent company. All other amounts reflected in the financial statements for periods prior to June 30, 2009 include the assets, liabilities and results of operations which were components of Myriad Genetics that constituted the research and drug development businesses that were separated. The financial statements for periods prior to June 30, 2009 have been prepared using Myriad Genetics’ historical costs basis of the assets and liabilities of the various activities that reflect the combined results of operations, financial condition and cash flows of us as a component of Myriad Genetics. Specific costs attributable to our operations have been included in the financial statements. The financial statements also include some proportional cost allocations of certain common costs of Myriad Genetics because these expenses were not specifically identified at the subsidiary level. The basis of these allocations includes full-time equivalent employees for the respective periods presented, square footage, and other appropriate allocation drivers.

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

Revenue

Research revenue is comprised of research payments received pursuant to external collaborative agreements. Research revenue for the three and nine months ended March 31, 2010 was $30,000 and $90,000, respectively, compared to $1.0 million and $5.1 million, respectively, for the same periods ended March 31, 2009. Research revenue for the three and nine months ended March 31, 2010 reflects revenues earned under recent short-term research agreements utilizing our expertise to characterize pathogen-host protein interactions. Research revenue in the prior year periods reflects revenue earned pursuant to a genomic sequencing research collaboration and a long-term research agreement utilizing our expertise to characterize protein- protein interactions. Both of these long-term agreements were completed during the fiscal year ended June 30, 2009. Research revenue from our research collaboration agreements is recognized using a proportional performance methodology. Consequently, as these programs progress and outputs increase or decrease, revenue may increase or decrease proportionately.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three and nine months ended March 31, 2010 were $7.2 million and $21.3 million, respectively, compared to $13.4 million and $41.7 million, respectively, for the same periods ended March 31, 2009. These 47% and 49% decreases were primarily due to:

•

decreased internal costs of approximately $6.9 million and $20.5 million for the three and nine months ended March 31, 2010, respectively, resulting from the reduction of headcount and activities related to our former drug candidate Flurizan.

Research and development costs for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2010	2009	2010	2009
External costs, drug candidates:
Azixa	$674	$1,331	$2,186	$2,925
MPC-4326	576	7,601	1,685	7,601
MPC-3100	625	720	2,221	2,730
MPC-9055	—	501	—	2,820
Flurizan	—	(8,974)	—	(10,036)

Sub-total direct costs	1,875	1,179	6,092	6,040

Internal costs:
Internal costs, drug candidates	1,348	1,884	4,107	5,696
Preclinical development costs	3,700	9,830	10,295	28,309
External research collaborations	267	508	793	1,652

Total research and development	$7,190	$13,401	$21,287	$41,697

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and related personnel costs for marketing, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. Selling, general and administrative expenses for the three and nine months ended March 31, 2010 were $6.9 million and $19.1 million, respectively, compared to $2.6 million and $7.2 million, respectively, for the same periods ended March 31, 2009. These 165% and 165% increases in selling, general and administrative expenses during the three and nine months ended March 31, 2010, respectively, were due primarily to the costs and expenses associated with being a separate, stand-alone publicly traded entity, including costs to implement and maintain accounting, human resource, payroll, purchasing, information technology, legal and other business functions and systems. In addition, there were costs incurred in the three months ended March 31, 2010 associated with due diligence and, legal, accounting and investment banking fees incurred in connection with the Proposed Merger. Amounts included in the prior year period for general and administrative costs include some proportional cost allocations of certain common costs of Myriad Genetics because these expenses were not specifically identified at the subsidiary level. The basis of these allocations includes full-time equivalent employees for the respective periods presented, square footage, and other appropriate allocation drivers. Increased costs during the current period were offset, in part, by a decrease in commercialization expenses following the discontinuance of our drug candidate Flurizan. We expect our selling, general and administrative expenses will continue to fluctuate as we continue to implement our accounting, human resource, payroll, purchasing, information technology, legal and other business functions and systems.

Other Income

Other income of $0.4 million and $1.1 million for the three and nine months ended March 31, 2010, respectively, reflects interest income earned and realized gains on our marketable investment securities. Prior to June 30, 2009, all cash and investments were held and managed by Myriad Genetics, accordingly, we had no other income (expense) in the comparable prior year periods.

Liquidity and Capital Resources

Net cash used in operating activities was $33.1 million during the nine months ended March 31, 2010 compared to $65.0 million used in operating activities for the same nine months in 2009. The change in cash flow from operating activity can be attributed primarily to a lower net loss in 2010 and the payment of accrued expenses in 2009 associated with our former drug candidate Flurizan. These were offset, in part, by lower non-cash charges associated with share-based compensation expense and depreciation in 2010.

Our investing activities used $65.7 million in cash during the nine months ended March 31, 2010 compared to $0.3 million for the same nine months in 2009. The change is primarily due to a substantial investment in marketable securities using a portion of the cash contributed by Myriad Genetics on June 30, 2009, in connection with the spin-off.

Approximately $1.2 million in cash was provided by financing activities during the nine months ended March 31, 2010 as a result of proceeds from stock options exercised during the period compared to $65.3 million for the same nine months in 2009, which amount reflects cash and the changes in Myriad Genetics’ net investment in MPI.

Prior to June 30, 2009, all cash and investments were held and managed by Myriad Genetics. Accordingly, cash used to pay our expenses or cash collected from collaboration agreements was provided or received by Myriad Genetics on our behalf and was recorded as an increase or decrease in the Myriad Genetics’ net investment (capital deficiency).

On June 30, 2009 Myriad Genetics contributed substantially all of the assets and certain liabilities of its research and drug development businesses as well as $188.0 million in cash and marketable securities to us. As of March 31, 2010, we had $148 million in cash and marketable securities. We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations through at least June 30, 2012, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

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

On each of January 8, 2010, February 8, 2010, March 1, 2010, and April 5, 2010, we loaned Javelin $2.0 million under the Loan and Security Agreement, and on March 29, 2010, we loaned Javelin $204,050 to fund specified commercial initiatives under the Loan and Security Agreement.

In connection with the termination of the Merger Agreement by Javelin described above, and in accordance with the terms of the Loan and Security Agreement, the principal amount of the loans, all accrued interest thereon and all other amounts due under the Loan and Security Agreement became due and payable by Javelin within two business days of the termination of the Merger Agreement. On April 19, 2010, Javelin paid us all amounts owed under the Loan and Security Agreement, which was approximately $8.3 million. Upon our receipt of such payment on April 19, 2010, the Loan and Security Agreement was automatically terminated.

In addition, in connection with Javelin’s termination of the Merger Agreement and in accordance with the terms of the Merger Agreement, on April 19, 2010, Javelin paid us stipulated expenses of $1.5 million plus a termination fee of $2.9 million.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2009 that we have filed with the SEC, as supplemented under the heading “Risk Factors” in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q.

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

Beginning on December 23, 2009, several putative stockholder class action lawsuits were filed against Javelin, members of Javelin’s board of directors, MPI and MPI Merger Sub in the Suffolk Superior Court Business Litigation Session in Massachusetts. The actions, first served on Javelin on January 5, 2010, styled Schnipper v. Watson et al., Parrish v. Watson et al. and Andrews v. Driscoll et al., allege, among other things, that the members of Javelin’s board of directors violated their fiduciary duties by failing to maximize value for Javelin’s stockholders when negotiating and entering into the Merger Agreement. The complaints also allege that MPI, MPI Merger Sub and Javelin aided and abetted those purported breaches. Plaintiffs sought, among other things, to enjoin the Proposed Merger or, in the alternative, to rescind the Proposed Merger should it occur before the lawsuits were resolved. On January 13, 2010, the parties filed a stipulation and proposed order consolidating the actions. The order was entered by the court on January 21, 2010. Pursuant to the stipulation, plaintiffs filed a consolidated amended complaint on February 23, 2010. Plaintiffs also filed an “emergency” motion seeking expedited discovery, which defendants opposed. After a March 12, 2010, hearing on the motion for expedited discovery, the court denied the motion. On April 19, 2010, after receipt of an acquisition proposal from Hospira, Inc., Javelin terminated the Merger Agreement with us. On May 3, 2010, plaintiffs filed an emergency motion seeking leave to serve a second amended complaint challenging the potential acquisition of Javelin by Hospira. In addition, on May 5, 2010, plaintiffs filed an emergency motion seeking expedited discovery from Javelin and an order preliminarily enjoining the potential acquisition of Javelin by Hospira. MPI and MPI Merger Sub are not named as defendants in the putative second amended complaint and plaintiffs’ emergency motions do not seek any relief against MPI or MPI Merger Sub. We anticipate that plaintiffs will voluntarily dismiss MPI and MPI Merger Sub from the litigation.

Item 1A.	Risk Factors.

There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2009, as supplemented under the heading “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

We proceeded to hold our previously announced special meeting of stockholders on April 22, 2010, solely to vote on a proposal to amend our restated certificate of incorporation to change the name of the company to Myrexis, Inc. All other proposals that were to be voted on at the special meeting, including the proposals to approve the issuance of shares pursuant to the Merger Agreement and to increase the number of authorized shares of our common stock, were withdrawn from consideration due to the termination of the Merger Agreement. At the special meeting, our stockholders voted to approve the proposal to change the company’s name to Myrexis, Inc. We expect to affect the name change at a future date. We reported the results of the special meeting on a Form 8-K filed with the Securities and Exchange Commission on April 23, 2010.

Item 6.	Exhibits.

(a)	Exhibits

10.1	First Amendment, dated March 10, 2010, to the Loan and Security Agreement, dated as of December 18, 2009, by and among Myriad Pharmaceuticals, Inc., Javelin Pharmaceuticals, Inc., and Innovative Drug Delivery Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 10, 2010 (File No. 001-34275).

10.2	Amendment No. 2, dated February 19, 2010, to Sublease Agreement, effective July 1, 2009, by and between Myriad Pharmaceuticals, Inc. and Myriad Genetics, Inc.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD PHARMACEUTICALS, INC.

Date: May 17, 2010	By:	/s/ ADRIAN N. HOBDEN
Adrian N. Hobden, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 17, 2010	By:	/s/ ROBERT J. LOLLINI
Robert J. Lollini
Chief Financial Officer
(principal accounting and financial officer)