Form 10-Q
period 2010-09-30
Myrexis, Inc.
filed 2010-11-09
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2010, the registrant had 25,260,397 shares of common stock outstanding.

MYREXIS, INC.

i

PART I – FINANCIAL INFORMATION

MYREXIS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	September 30, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$9,522	$35,911
Marketable investment securities	115,290	102,965
Accounts receivable	53	—
Prepaid expenses	642	453

Total current assets	125,507	139,329

Equipment and leasehold improvements:
Equipment	6,042	6,035
Leasehold improvements	1,185	1,160

	7,227	7,195
Less accumulated depreciation	1,619	1,199

Net equipment and leasehold improvements	5,608	5,996

Long-term marketable investment securities	14,092	8,577
Other assets	206	206

Total assets	$145,413	$154,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,589	$1,927
Accrued liabilities	2,423	2,323

Total current liabilities	4,012	4,250

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 25,258 shares issued and outstanding at September 30, 2010; 25,214 shares issued and outstanding at June 30, 2010	253	252
Additional paid-in capital	198,059	196,532
Accumulated other comprehensive income	50	25
Accumulated deficit	(56,961)	(46,951)

Total stockholders’ equity	141,401	149,858

Total liabilities and stockholders’ equity	$145,413	$154,108

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2010	2009
Research revenue	$107	$60
Costs and expenses:
Research and development expense	5,715	5,880
General and administrative expense	4,562	5,236

Total costs and expenses	10,277	11,116

Operating loss	(10,170)	(11,056)

Other income, net	160	425

Net loss	$(10,010)	$(10,631)

Loss per basic and diluted share	$(0.40)	$(0.44)
Weighted-average shares used to compute net loss per basic and diluted share	25,236	24,076

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,010)	$(10,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	259
Share-based compensation expense	1,438	1,345
Gain on sale of marketable investment securities	—	(45)
Changes in operating assets and liabilities:
Prepaid expenses	(189)	(221)
Accounts receivable	(53)	(51)
Other current assets	—	(597)
Other assets, long-term	—	(275)
Accounts payable	(337)	1,479
Accrued liabilities	100	1,085

Net cash used in operating activities	(8,631)	(7,652)

Cash flows from investing activities:
Capital expenditures for equipment	(32)	(410)
Purchase of marketable investment securities	(49,958)	(66,282)
Proceeds from maturity of marketable investment securities	32,143	14,603

Net cash used in investing activities	(17,847)	(52,089)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	89	801

Net cash provided by financing activities	89	801

Net increase (decrease) in cash and cash equivalents	(26,389)	(58,940)
Cash and cash equivalents at beginning of period	35,911	128,372

Cash and cash equivalents at end of period	$9,522	$69,432

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

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

The Company’s operations are located in Salt Lake City, Utah.

(b) Basis of Accounting and Combination

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Operating results for the three months ended September 30, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, and the necessary disclosures are reflected in note 3.

(2) Marketable Investment Securities

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer or declines in credit risk, (iii) the length of time a security is in an unrealized loss position and (iv) whether it is more likely than not that the company will hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

MYREXIS, INC.

Notes to Financial Statements (Unaudited)—(Continued)

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2010 and June 30, 2010 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
(in thousands)
September 30, 2010:
Available-for-sale:
Money market funds	$3,772	$—	$—	$3,772
Corporate bonds and notes	28,378	36	—	28,414
U.S. Federal agency issues	100,406	14	—	100,420

Total	$132,556	$50	$—	$132,606

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2010:
Available-for-sale:
Money market funds	$34,593	$1	$—	$34,594
Corporate bonds and notes	31,556	—	(21)	31,535
U.S. Federal agency issues	79,415	45	—	79,460

Total	$145,564	$46	$(21)	$145,589

The Company had cash and cash equivalents of $9.5 million at September 30, 2010 and $35.9 million at June 30, 2010. In addition, the Company holds $500,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of September 30, 2010.

Maturities of debt securities classified as available-for-sale are as follows at September 30, 2010 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$115,263	$115,290
Due after one year through three years	13,523	13,544

	$128,786	$128,834

(3) Fair Value Measurements

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

Level 3—unobservable inputs.

MYREXIS, INC.

Notes to Financial Statements (Unaudited)—(Continued)

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at September 30, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2010
Money market funds	$3,772	$—	$—	$3,772
Corporate bonds and notes	—	28,414		28,414
Federal agency issues	—	100,420	—	100,420

Total	$3,772	$128,834	$—	$132,606

(4) Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive net loss):

	Three Months Ended September 30,
(In thousands)	2010	2009
Net loss	$(10,010)	$(10,631)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	25	38

Total comprehensive net loss	$(9,985)	$(10,593)

(5) Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For the three months ended September 30, 2010, there were outstanding potential common equivalent shares of 2,173,121, compared to 1,689,470 shares in the same period in 2009 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

The calculation of diluted loss per share is the same as the basic loss per share since the inclusion of any potentially dilutive securities would be anti-dilutive.

(6) Share-Based Compensation

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

The Company has adopted two equity incentive plans, the Myrexis, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myrexis, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). The Company is authorized to issue a total of 8,260,690shares under the plans.

The Company’s Equity Incentive Plan provides for the issuance of common stock based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity based awards to its directors, officers, employees and consultants.

MYREXIS, INC.

Notes to Financial Statements (Unaudited)—(Continued)

The Company’s ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. Full-time employees of Myrexis who will own less than five percent of Myrexis’s outstanding shares of common stock are eligible to contribute a percentage of their base salary, subject to certain limitations, over the course of six-month offering periods for the purchase of shares of common stock. The purchase price for shares of common stock purchased under the ESPP will equal 85 percent of the fair market value of a share of common stock at the beginning or end of the relevant six-month offering period, whichever is lower.

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Research and development	$679	$492
General and administrative	759	853

Total employee stock-based compensation expense	$1,438	$1,345

During the three months ended September 30, 2010, the Company granted 762,810 options and 141,094 restricted stock units under the Equity Incentive Plan at a weighted-average exercise price of $3.86 per share for options and a fair value of $3.86 per share for restricted stock units.

During the three months ended September 30, 2010, 43,870 stock options were exercised at a weighted average price of $2.03 per share. As of September 30, 2010, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was approximately $8.1 million that will be recognized over a weighted-average period of 2.94 years.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. Expected option lives were based on historical option lives under the Myrexis equity compensation plan and volatilities used in fair value calculations are based on a benchmark of peer companies with similar expected option lives. The related expense is recognized on a straight-line basis over the vesting period.

Currently eligible Myrexis employees are participating in the ESPP offering period that began June 1, 2010 and will close November 30, 2010. Expense associated with Myrexis employees participating in the ESPP was approximately $90,000 for the period ended September 30, 2010.

(7) Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three month periods ended September 30, 2010 and 2009.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2010, the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. There are no changes in the liability for unrecognized tax benefits for the three months ended September 30, 2010. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

(8) Commitments and Contingencies

Myrexis has assumed all rights and obligations under a license agreement for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa. Under this agreement Myrexis may pay milestone payments totaling up to $23 million. Payment of milestones is based on the occurrence of potential future events, including the initiation of certain human clinical trials, filing of a New Drug Application with the U.S. Food and Drug Administration, receipt of regulatory approval, and the achievement of specific revenue targets.

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

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a biotechnology company focused on discovering, developing and commercializing novel treatments for cancer. Our pipeline includes clinical and preclinical product candidates with distinct mechanisms of action and novel chemical structures that have the potential to be first-in-class and/or best-in-class therapeutics. The discovery and development of each of our drug candidates has been guided by a unique understanding of the genetic causes of human diseases, the genetic factors that may cause drug side effects, drug interactions, and drug metabolism. Our extensive experience in human genetics, protein-protein interaction technology and chemical proteomic drug discovery has allowed identification of novel drug targets and accelerated progression from chemical lead compounds to investigational drug candidates.

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

Our research and development expenses include costs incurred for our current clinical-stage drug candidates, Azixa and MPC-3100, our most advanced preclinical-stage drug candidate, MPC-9528, as well as our discontinued drug candidate MPC-4326. Currently, the only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other related outsourced services. We do not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. We also incurred costs related to external research collaborations from our research services business. We track all underlying principal costs associated with our research collaborations. All development costs for our drug candidates and external research collaborations are expensed as incurred.

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

In 2008, we initiated recruitment of patients for an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent carboplatin in subjects with recurring/relapsing GBM. In this study, 19 patients with recurrent GBM received one of three dose levels of Azixa administered in combination with a fixed dose of carboplatin. All patients had failed previous standard of care treatment with temozolomide. Study endpoints included determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with carboplatin as judged by response rate and progression-free survival, or PFS. In June of 2010, we reported initial results from this study at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. The combination of Azixa at all three concentrations with a fixed dose of carboplatin, including the previously determined single agent maximum tolerated dose of Azixa, was well-tolerated. A dose reduction of Azixa was not required when combined with carboplatin in these patients. In this study, initial results showed six subjects achieved stable disease and two subjects had achieved partial responses. One subject’s partial response duration was 7.8 months; the additional patient’s response was, at that time, 16 months in duration and has been classified by his physician as almost a complete response. This second patient has been off study drug for a further four months. There has been no disease recurrence. The overall response rate was 42% as defined by partial response and stable disease evaluated using MacDonald criteria. Additional data collection is ongoing in this study and final results are expected by the end of 2010.

In 2008, we initiated an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent temozolomide, the current standard of care for recurrent metastatic melanoma, and to look for evidence of reduced tumor burden and improved survival. The protocol allowed us to enroll up to 36 subjects in this trial, however, we determined that 22 subjects was sufficient to answer the questions regarding the safety profile of Azixa in combination with temozolomide and we completed enrollment with a total of 22 subjects. This trial explored Azixa’s efficacy in patients with metastatic melanoma (Stage IV) with and without confirmed CNS metastases. Three separate cohorts of patients with metastatic melanoma received escalating dose levels of Azixa administered in combination with a fixed dose of temozolomide. Study endpoints included determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with temozolomide as judged by response rate and PFS. In November 2009, we reported initial results from this study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. In June of 2010, we reported final results from this study at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. Twenty-two patients with refractory metastatic melanoma were studied at three different doses of Azixa. The combination of Azixa at all concentrations with fixed dose temozolomide, including the previously determined single agent maximum tolerated dose of Azixa, was well-tolerated. A dose reduction of Azixa was not required when combined with temozolomide in these patients. In this study, two patients achieved partial response durations of four and 10 months. Nine patients experienced stable disease durations between three and seven months. The response rate (defined as partial response by modified RECIST criteria and stable disease) was 50% and the median PFS of patients in the metastatic melanoma study was 2.9 months. While the results from this study are encouraging, because of the small number of patients in the trial, the results were not statistically significant, and we cannot assure you that we will achieve positive results and/or positive results with statistical significance in subsequent clinical trials of Azixa in combination with temozolomide in this or any other patient population.

In the second quarter of 2009, we initiated an open-label Phase 2 clinical trial to evaluate Azixa as monotherapy in patients with recurrence of GBM, including a cohort of patients who have never been treated with bevacizumab and a cohort of patients who have recurrence of GBM following treatment with bevacizumab. In this trial, PFS will be evaluated as the primary endpoint, with safety, pharmacokinetic parameters and overall survival as secondary endpoints. We have completed enrollment of 56 patients in this trial and expect the study to be completed in the clinic by the end of 2010. We expect to report preliminary results from the bevacizumab-experienced cohort of this study at the annual meeting of the Society for NeuroOncology (SNO) in Montreal, November 18-21, 2010.

In the fourth quarter of 2010, we expect to initiate a two arm Phase 2b trial of Azixa in combination with standard of care therapy including radiation treatment and temozolomide compared to the standard of care therapy alone in patients newly diagnosed with GBM.

MPC-3100 for the Treatment of Cancer

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

Our Preclinical Programs

Our proprietary research is primarily focused on oncology. We are investigating a number of potential drug targets as well as screening potential drug candidates against novel targets and optimizing those drug candidates that appear to have the greatest potential. Our most advanced preclinical program is MPC-9528.

MPC-9528 is an orally-bio-available, potent, and selective small molecule Cancer Metabolism Inhibitor (CMI) being developed by us for the treatment of cancer. MPC-9528 inhibits Nicotinamide phosphoribosyltransferase (Nampt) in vitro and in cells at picomolar drug concentrations and is tumoricidal in every cancer line tested to date representing 15 different tumor tissue types. MPC-9528 displays on-target activity in tumor cells by potently reducing Nicotinamide Adenine Dinucleotide (NAD) levels, which leads to inhibition of glycolysis, energy deprivation and cell death, while NAD in normal tissues is less affected. In preclinical efficacy studies, MPC-9528 causes dramatic tumor regressions in multiple tumor types when administered orally with either a low daily dose or higher intermittent dose schedule. The NAD-reducing and tumoricidal activity of MPC-9528 can be completely blocked by nicotinic acid (niacin, Vitamin B3). Nicotinic acid is converted to NAD through an alternative pathway that is dependent upon the enzyme Nicotinic acid phosphoribosyltransferase (Naprt1) and does not utilize Nampt. Through experiments at our facilities, approximately 40% of tumor cell lines were found to be deficient in Naprt1 and in these cells, nicotinic acid had little to no effect on MPC-9528 tumoricidal activity. Furthermore, we found that combining nicotinic acid with MPC-9528 increases the tolerated MPC-9528 dose while still causing tumoricidal effects on xenograft tumors deficient in Naprt1. This demonstrates the potential to increase the therapeutic index of MPC-9528 by combining it with nicotinic acid to treat patients with tumors that are deficient in Naprt1. A diagnostic method designed to measure Naprt1 expression could be used to identify those patients with Naprt1 deficient tumors that are most likely to respond to this combination therapy. Results from our preclinical studies of MPC-9528 were presented at the 101st Annual Meeting of the American Association for Cancer Research, or AACR, in April of 2010 in Washington DC and at the Cancer and Metabolism: Pathways to the Future Symposium in Edinburgh, Scotland September 19-21, 2010 and we expect to report additional preclinical data at the 22nd EORTC-NCI-AACR Symposium on “Molecular Targets and Cancer Therapeutics” in Berlin, Germany November 17, 2010. Based on the data to date, we expect to complete preclinical studies of MPC-9528 in the first half of 2011 and advance the candidate into human clinical studies.

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

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets. We have determined that a valuation allowance is necessary to fully offset our deferred tax assets. Our judgment and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our uncertain income tax positions in our consolidate financial statements, adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Interest and penalties on income tax items are included as a component of overall income tax expense.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, and the necessary disclosures are reflected in note 3 of the footnotes to the interim financial statements.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Revenue

Research revenue is comprised of research services related to short-term research agreements. Research revenue for the three months ended September 30, 2010 was $107,000 compared to $60,000 in the same quarter last year. Research revenue for the three months ended September 30, 2010 and 2009 reflects revenues earned utilizing our expertise to identify and characterize protein- protein interactions.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three months ended September 30, 2010 were $5.7 million compared to $5.9 million in the same quarter last year. This 3% decrease was primarily due to:

•	decreased external drug candidate costs of approximately $0.1 million; and

•	decreased internal costs of approximately $60,000 resulting from a reduction in headcount.

Research and development costs for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
(In thousands)	2010	2009
External costs, drug candidates:
Azixa	$382	$708
MPC-4326	70	52
MPC-3100	530	461
MPC-9528	132	—

Sub-total direct costs	1,114	1,221

Internal costs:
Internal costs, drug candidates	1,247	1,396
Preclinical development costs	3,177	3,009
External research collaborations	177	254

Total research and development	$5,715	$5,880

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

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three months ended September 30, 2010 were $4.6 million compared to $5.2 million for the period ended September 30, 2009. This 13% decrease in general and administrative expenses during the three months ended September 30, 2010, was due primarily to a reduction in headcount, a reduction in legal expense associated with litigation that occurred during the three months ended September 30, 2009, offset, in part, by increased expenses associated with our facilities lease and building maintenance costs.

Other Income

Other income of $0.2 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, reflects interest income earned on our marketable investment securities. The decrease in interest income of 50% is a result of the reduction in our invested balance in marketable securities for the three months ended September 30, 2010 as compared to 2009.

Liquidity and Capital Resources

Net cash used in operating activities was $8.6 million during the three months ended September 30, 2010 compared to $7.7 million used in operating activities for the same three months in 2009. The change in cash flow from operating activity can be attributed primarily to the timing and payment of liabilities which were offset, in part, by a lower net loss in 2010.

Our investing activities used $17.8 million in cash during the three months ended September 30, 2010 compared to $52.0 million for the same three months in 2009. The change is primarily due to a reduction in our overall cash position and timing of new purchases and maturity of our marketable securities.

Approximately $90,000 in cash was provided by financing activities during the three months ended September 30, 2010 as a result of proceeds from stock options exercised during the period compared to $0.8 million for the same three months in 2009. The change is primarily due to a lower stock price during the three months ended September 30, 2010 resulting in less option exercises.

As of September 30, 2010, we had $138.9 million in cash, cash equivalents and marketable securities. We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations through at least June 30, 2013, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

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

We may require significant additional funds earlier than we currently expect in order to conduct additional clinical trials and conduct additional preclinical and discovery activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the timing or the amount of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2010 that we have filed with the SEC.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to Myrexis, Inc. or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We maintain a portfolio of cash, cash equivalents and short term and long term marketable securities which are subject to interest rate risk. Our investments consist primarily of highly liquid securities of various types and maturities of two years or less, with a maximum average maturity of one year. Changes in interest rates affect the fair market value of these marketable investment securities. There have been no material changes in our exposure to market risk as compared to our disclosures under Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2010.

Item 4.	Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYREXIS, INC.

Date: November 9, 2010	By:	/S/ ADRIAN N. HOBDEN
Adrian N. Hobden, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2010	By:	/S/ ROBERT J. LOLLINI
Robert J. Lollini
Chief Financial Officer
(principal accounting and financial officer)