Form 10-Q
period 2010-12-31
Myrexis, Inc.
filed 2011-02-09
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 7, 2011, the registrant had 25,593,187 shares of common stock outstanding.

MYREXIS, INC.

i

PART I – FINANCIAL INFORMATION

MYREXIS, INC.

Condensed Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	December 31, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$14,295	$35,911
Marketable investment securities	99,972	102,965
Accounts receivable	3	—
Prepaid expenses	838	453
Other current assets	232	—

Total current assets	115,340	139,329

Equipment and leasehold improvements:
Equipment	6,057	6,035
Leasehold improvements	1,188	1,160

	7,245	7,195

Less accumulated depreciation	2,041	1,199

Net equipment and leasehold improvements	5,204	5,996

Long-term marketable investment securities	18,499	8,577
Other assets	206	206

Total assets	$139,249	$154,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,348	$1,927
Accrued liabilities	2,406	2,323

Total current liabilities	3,754	4,250

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 25,540 shares issued and outstanding at December 31, 2010; 25,214 shares issued and outstanding at June 30, 2010	255	252
Additional paid-in capital	200,054	196,532
Accumulated other comprehensive income	10	25
Accumulated deficit	(64,824)	(46,951)

Total stockholders’ equity	135,495	149,858

Total liabilities and stockholders’ equity	$139,249	$154,108

See accompanying notes to condensed financial statements (unaudited).

MYREXIS, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Research revenue	$23	$—	$130	$60
Costs and expenses:
Research and development expense	4,995	8,217	10,710	14,097
General and administrative expense	4,240	6,928	8,802	12,164

Total costs and expenses	9,235	15,145	19,512	26,261

Operating loss	(9,212)	(15,145)	(19,382)	(26,201)

Other income, net	1,349	355	1,509	780

Net loss	$(7,863)	$(14,790)	$(17,873)	$(25,421)

Loss per basic and diluted share	$(0.31)	$(0.60)	$(0.71)	$(1.05)
Weighted-average shares used to compute net loss per basic and diluted share	25,339	24,526	25,288	24,301

See accompanying notes to condensed financial statements (unaudited).

MYREXIS, INC.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(17,873)	$(25,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	842	575
Share-based compensation expense	2,761	3,164
Gain on sale of marketable investment securities	—	(45)
Changes in operating assets and liabilities:
Prepaid expenses	(385)	(229)
Accounts receivable	(3)	(6)
Other current assets	(232)	(7)
Other assets, long-term	—	(374)
Accounts payable	(579)	4,506
Accrued liabilities	83	(1,731)

Net cash used in operating activities	(15,386)	(19,568)

Cash flows from investing activities:
Capital expenditures for equipment	(50)	(791)
Purchase of marketable investment securities	(94,396)	(117,559)
Proceeds from maturity of marketable investment securities	87,453	40,368

Net cash used in investing activities	(6,993)	(77,982)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	763	1,174

Net cash provided by financing activities	763	1,174

Net increase (decrease) in cash and cash equivalents	(21,616)	(96,376)
Cash and cash equivalents at beginning of period	35,911	128,372

Cash and cash equivalents at end of period	$14,295	$31,996

See accompanying notes to condensed financial statements (unaudited).

MYREXIS, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

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

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Operating results for the three and six months ended December 31, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2010 and June 30, 2010 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
(in thousands)
December 31, 2010:
Available-for-sale:
Money market funds	$10,126	$—	$—	$10,126
Corporate bonds and notes	25,487	35	—	25,522
U.S. Federal agency issues	92,427	—	(25)	92,402

Total	$128,040	$35	$(25)	$128,050

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2010:
Available-for-sale:
Money market funds	$34,593	$1	$—	$34,594
Corporate bonds and notes	31,556	—	(21)	31,535
U.S. Federal agency issues	79,415	45	—	79,460

Total	$145,564	$46	$(21)	$145,589

In addition, the Company holds $500,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of December 31, 2010.

Maturities of debt securities classified as available-for-sale are as follows at December 31, 2010 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$99,959	$99,972
Due after one year through three years	17,955	17,952

	$117,914	$117,924

(3)	Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or be paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at December 31, 2010 and June 30, 2010:

(In thousands)
December 31, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$10,126	$—	$—	$10,126
Corporate bonds and notes	—	25,522		25,522
Federal agency issues	—	92,402	—	92,402

Total	$10,126	$117,924	$—	$128,050

(In thousands)
June 30, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$34,594	$—	$—	$34,594
Corporate bonds and notes	—	31,535		31,535
Federal agency issues	—	79,460	—	79,460

Total	$34,594	$110,995	$—	$145,589

(4)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive net loss:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2010	2009	2010	2009
Net loss	$(7,863)	$(14,790)	$(17,873)	$(25,421)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	(39)	168	(15)	206

Total comprehensive loss	$(7,902)	$(14,622)	$(17,888)	$(25,515)

(5)	Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For the three and six months ended December 31, 2010, there were outstanding potential common equivalent shares of 2,909,861 and 2,574,719, respectively, compared to 1,963,753 and 1,854,235, respectively, in the same periods in 2009 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

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

The Company has adopted two equity incentive plans, the Myrexis, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myrexis, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). The Company is authorized to issue a total of 8,260,690 shares under the plans.

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

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three and six months ended December 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Research and development	$585	$811	$1,264	$1,303
General and administrative	738	1,008	1,497	1,861

Total employee stock-based compensation expense	$1,323	$1,819	$2,761	$3,164

During the three months ended December 31, 2010, the Company granted 81,250 options under the Equity Incentive Plan at a weighted-average exercise price of $3.71 per share. During the six months ended December 31, 2010, the Company granted 844,060 options and 141,094 restricted stock units under the Equity Incentive Plan at a weighted-average exercise price of $3.82 per share for options and a fair value of $3.86 per share for restricted stock units.

During the three months ended December 31, 2010, 149,778 stock options were exercised at a weighted average price of $1.69 per share. During the six months ended December 31, 2010, 193,648 stock options were exercised at a weighted average price of $1.77. As of December 31, 2010, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was approximately $7.2 million that will be recognized over a weighted-average period of 2.63 years.

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

Currently eligible Myrexis employees are participating in the ESPP offering period that began December 1, 2010 and will close May 31, 2011. Expense associated with Myrexis employees participating in the ESPP was approximately $90,000 and $180,000, respectively, for the three and six month periods ended December 31, 2010.

(7)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three and six month periods ended December 31, 2010 and 2009.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010, the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. For the three months ended December 31, 2010, the Company recorded approximately $250,000 of additional liability for unrecognized tax benefits related to research tax credits. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

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

(9)	Other Income

Other income of $1.4 million and $1.5 million for the three and six months ended December 31, 2010 compared to $0.4 million and $0.8 million for the same periods in 2009, respectively, reflects a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”). These risks could cause our actual results to differ materially from any future performance suggested below.

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

Our Clinical-Stage Oncology Programs

We currently have two clinical-stage programs in oncology:

•

Azixa. Azixa (verubulin) is our most advanced cancer drug candidate and is being developed for the treatment of advanced primary and metastatic tumors with brain involvement. Azixa is currently in two Phase 2 clinical trials to determine its efficacy in Glioblastoma multiforme, or GBM. In December of 2010, we initiated a two arm Phase 2b trial of Azixa in combination with the standard of care therapy including radiation treatment and temozolomide compared to the standard of care therapy alone in patients newly diagnosed with GBM.

•

MPC-3100. MPC-3100 is an Hsp90 inhibitor we are developing for the treatment of cancer. In the second quarter of 2009, we initiated a Phase 1 open-label, dose-finding, multiple-dose clinical trial in patients with refractory or relapsed cancers, including solid tumors, lymphomas and leukemias. We expect to complete this study in the first half of 2011.

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

In 2008, we initiated recruitment of patients for an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent carboplatin in subjects with recurring/relapsing GBM. In this study, 19 patients with recurrent GBM received one of three dose levels of Azixa administered in combination with a fixed dose of carboplatin. All patients had failed previous standard of care treatment with temozolomide. Study endpoints included determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with carboplatin as judged by response rate and progression-free survival, or PFS. In June of 2010, we reported results from this study at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. The combination of Azixa at all three concentrations with a fixed dose of carboplatin, including the previously determined single agent maximum tolerated dose of Azixa, was well-tolerated. A dose reduction of Azixa was not required when combined with carboplatin in these patients. In this study, six subjects achieved stable disease and two subjects had achieved partial responses. One subject’s partial response duration was 7.8 months; the additional patient’s response was, at that time, 16 months in duration and has been classified by his physician as almost a complete response. This second patient has been off study drug for a further four months and there has been no disease recurrence. The overall response rate was 42% as defined by partial response and stable disease evaluated using MacDonald criteria.

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

In the second quarter of 2009, we initiated an open-label Phase 2 clinical trial to evaluate Azixa as monotherapy in patients with recurrence of GBM, including a cohort of patients who have never been treated with bevacizumab and a cohort of patients who have recurrence of GBM following treatment with bevacizumab. In this trial, PFS will be evaluated as the primary endpoint, with safety, pharmacokinetic parameters and overall survival as secondary endpoints. We have completed enrollment of 56 patients in this trial and the trial is ongoing. In November of 2010, we reported results from the 25 patient bevacizumab-experienced cohort of this study at the annual meeting of the Society for NeuroOncology (SNO) in Montreal. In these patients, Azixa monotherapy was well-tolerated. One patient achieved a partial response as assessed by MacDonald criteria with two measurable tumor reductions over twelve months of Azixa treatment and four additional patients experienced stable disease. The median and mean progression-free duration was 22 and 37 days, respectively. The median and mean overall survival were 94 and 105 days, respectively. We expect to present results from the bevacizumab-naïve cohort of patients in the second quarter of 2011.

In December of 2010, we initiated a two arm Phase 2b trial of Azixa in combination with standard of care therapy including radiation treatment and temozolomide compared to the standard of care therapy alone in patients newly diagnosed with GBM. This study is expected to enroll up to 120 newly diagnosed GBM patients at treatment centers in the United States and India.

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

We submitted an investigational new drug application for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. This trial is an open-label, multiple-dose, dose escalation design in up to 40 subjects with refractory or relapsed cancer. Physical examination findings, electrocardiograms, pharmacokinetics, clinical laboratory parameters, and adverse events will be evaluated in subjects at each dose level to assess safety. Disease progression will be evaluated using standard clinical practice guidelines for each patient’s cancer type. In November 2009, we presented the preliminary results of this ongoing study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. Preliminary data to date have demonstrated that MPC-3100 is orally bio-available in cancer patients with a half life of approximately 12 hours. Drug absorption has not been maximized and continues to increase with increasing dose. Plasma concentrations in patients are comparable to those found to inhibit tumor growth in non-clinical studies. Moreover, these concentrations of MPC-3100 were achieved in patients in the absence of dose-limiting toxicities. We expect to report additional preclinical data at the annual meeting of the American Association for Cancer Research, April 2-6, 2011 in Orlando Florida. We expect to complete this trial in the clinic in the first half of 2011 and are currently planning to initiate a Phase 2 clinical trial of MPC-3100 in 2011.

Our Preclinical Programs

Our proprietary research is primarily focused on oncology. We are investigating a number of potential drug targets as well as screening potential drug candidates against novel targets and optimizing those drug candidates that appear to have the greatest potential. Our most advanced preclinical program is MPC-9528.

MPC-9528 is an orally bio-available, potent, and selective small molecule Cancer Metabolism Inhibitor (CMI) being developed for the treatment of cancer. MPC-9528 inhibits Nicotinamide phosphoribosyltransferase (Nampt) in vitro and in cells at picomolar drug concentrations and is tumoricidal in every cancer line tested to date representing 17 different tumor tissue types. MPC-9528 displays on-target activity in tumor cells by potently reducing Nicotinamide Adenine Dinucleotide (NAD) levels, which leads to inhibition of glycolysis, energy deprivation and cell death, while NAD in normal tissues is less affected. In preclinical efficacy studies, MPC-9528 causes dramatic tumor regressions in multiple tumor types when administered orally with either a low daily dose or higher intermittent dose schedule. The NAD-reducing and tumoricidal activity of MPC-9528 can be completely blocked by nicotinic acid (niacin, Vitamin B3). Nicotinic acid is converted to NAD through an alternative pathway that is dependent upon the enzyme Nicotinic acid phosphoribosyltransferase (Naprt1) which does not involve Nampt. Our studies have found that approximately 40% of tumor cell lines are deficient in Naprt1 and in these cells, nicotinic acid had little to no effect on MPC-9528 tumoricidal activity. Furthermore, in animal model studies we found that a combination of nicotinic acid with MPC-9528 increased the tolerated dose of MPC-9528 while still causing tumoricidal effects on tumors deficient in Naprt1. This demonstrates the potential to increase the therapeutic index of MPC-9528 by combining it with nicotinic acid to treat patients with tumors that are deficient in Naprt1. A diagnostic method designed to measure Naprt1 expression could be used to identify those patients with Naprt1 deficient tumors that are most likely to benefit from this combination therapy. Results from our most recent preclinical studies of MPC-9528 were presented at the 22nd EORTC-NCI-AACR Symposium on “Molecular Targets and Cancer Therapeutics” in Berlin, Germany on November 17, 2010 and we expect to report additional preclinical data at the annual meeting of the American Association for Cancer Research, April 2-6, 2011 in Orlando Florida. Based on the data to date, we expect to complete preclinical studies of MPC-9528 and advance this candidate into human clinical studies by the end of 2011.

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

•	income taxes;

•	clinical trial expenses; and

•	share-based payment expense.

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

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets. We have determined that a valuation allowance is necessary to fully offset our deferred tax assets. Our tax position and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our uncertain income tax positions in our consolidate financial statements, adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Interest and penalties on income tax items are included as a component of overall income tax expense.

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

Share-Based Payment Expense

Share-based compensation expense standards set accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires us to recognize, as expense, in our statements of operations, the fair value of our stock options and other equity-based compensation. The determination of grant date fair value is estimated using an option-pricing model, which includes variables such as the terms of each grant, the expected volatility of our share price, the exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

Results of Operations for the Three and Six Months Ended December 31, 2010 and 2009

Revenue

Research revenue is comprised of research services related to short-term research agreements. Research revenue for the three and six months ended December 31, 2010 was $23,000 and $130,000 compared to $0 and $60,000 in the same periods in 2009. Research revenue for the three and six months ended December 31, 2010 and 2009 reflects revenues earned utilizing our expertise to identify and characterize protein-protein interactions. Research revenue from our contract research agreements is recognized using a proportional performance methodology over the life of each contract. Consequently, such revenue will fluctuate up or down depending upon when we enter into new contracts, complete our obligations under existing contracts and as these individual programs progress and outputs increase or decrease.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three and six months ended December 31, 2010 were $5.0 million and $10.7 million compared to $8.2 million and $14.1 million in the same periods last year. The respective 39% and 24% decreases were primarily due to:

•

decreased external drug candidate costs of approximately $2.5 million and $2.7 million for the three and six months ended December 31, 2010, respectively, were primarily due to lower external drug development costs resulting from the discontinuation of further development of our HIV drug candidate MPC-4326; the completion of patient enrollment in other clinical trials; and decreased preclinical development costs resulting from reductions in headcount and laboratory supplies; and

•

decreased preclinical development costs of approximately $0.5 million and $0.3 million for the three and six months ended December 31, 2010, respectively, resulting from a reduction in headcount and laboratory supplies.

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

Research and development costs for the three and six months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2010	2009	2010	2009
External costs, drug candidates:
Azixa	$272	$803	$654	$1,512
MPC-4326	(214)	1,057	(144)	1,109
MPC-3100	258	1,135	788	1,596
MPC-9528	91	—	223	—

Sub-total direct costs	407	2,995	1,521	4,217
Internal costs, drug candidates	1,294	1,363	2,541	2,759
Preclinical development costs	3,140	3,587	6,317	6,595
External research collaborations	154	272	331	526

Total research and development	$4,995	$8,217	$10,710	$14,097

The timing and amount of any future expenses, completion dates, and revenues for our drug candidates is not readily determinable due to the early stage of these development programs.

We expect our research and development expenses will fluctuate over the next several years as we conduct additional clinical trials to support the potential commercialization of our drug candidates currently in clinical development, including Azixa and MPC-3100, and advance other drug candidates into clinical development. In particular, we expect our external drug development costs to increase as we enroll patients in our Phase 2b clinical trial for Azixa.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three and six months ended December 31, 2010 were $4.2 million and $8.8 million compared to $6.9 million and $12.2 million for the same periods in 2009. These 39% and 28% decreases in general and administrative expenses during the three and six months ended December 31, 2010, were due primarily to a reduction in headcount, a reduction in acquisition expenses associated with an acquisition proposal which terminated in April 2010, and the inclusion of higher litigation related expenses incurred during the prior year periods. These decreases were offset, in part, by increased facilities costs.

Other Income

Other income of $1.4 million and $1.5 million for the three and six months ended December 31, 2010 compared to $0.4 million and $0.8 million for the same periods in 2009, respectively, reflects a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. This increase was offset, in part, by a reduction in interest income of $0.2 million and $0.5 million for the three and six months ended December 31, 2010 earned on our marketable investment securities as compared to 2009. The decrease in interest income is a result of a reduction in our invested balance of marketable securities for the three and six months ended December 31, 2010 as compared to 2009.

Liquidity and Capital Resources

Net cash used in operating activities was $15.4 million during the six months ended December 31, 2010 compared to $19.6 million used in operating activities for the same six months in 2009. The change in cash used in operating activity can be attributed primarily to the timing and payment of liabilities which were offset, in part, by a lower net loss in 2010.

Our investing activities used $7.0 million in cash during the six months ended December 31, 2010 compared to $78.0 million for the same six months in 2009. The change is primarily due to a reduction in our overall cash position and timing of new purchases and maturities of our marketable securities.

Approximately $0.8 million in cash was provided by financing activities during the six months ended December 31, 2010 as a result of proceeds from stock options exercised during the period compared to $1.2 million for the same six months in 2009. The change is attributable to a lower stock price during the six months ended December 31, 2010 resulting in fewer option exercises.

As of December 31, 2010, we had $132.8 million in cash, cash equivalents and marketable securities. We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations through at least June 30, 2013, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

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

If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. On November 9, 2010, we filed a shelf registration statement with the SEC for the issuance of common stock, preferred stock, various series of debt securities and/or warrants or rights to purchase any of such securities, either individually or in units, with a total value of up to $80 million, from time to time at prices and on terms to be determined at the time of any such offering. The registration statement was declared effective on November 19, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item  4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

10.1	Non-Employee Director Compensation Policy, effective November 11, 2010.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYREXIS, INC.

Date: February 9, 2011	By:	/s/ ADRIAN N. HOBDEN
Adrian N. Hobden, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: February 9, 2011	By:	/s/ ROBERT J. LOLLINI
Robert J. Lollini
Chief Financial Officer
(principal accounting and financial officer)