Form 10-Q
period 2011-03-31
Myrexis, Inc.
filed 2011-05-10
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011, the registrant had 25,839,610 shares of common stock outstanding.

MYREXIS, INC.

i

PART I – FINANCIAL INFORMATION

MYREXIS, INC.

Condensed Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	March 31, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$21,147	$35,911
Marketable investment securities	87,083	102,965
Prepaid expenses	1,101	453
Other current assets	60	—

Total current assets	109,391	139,329

Equipment and leasehold improvements:
Equipment	6,095	6,035
Leasehold improvements	1,188	1,160

	7,283	7,195
Less accumulated depreciation	2,464	1,199

Net equipment and leasehold improvements	4,819	5,996

Long-term marketable investment securities	15,433	8,577
Other assets	206	206

Total assets	$129,849	$154,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$761	$1,927
Accrued liabilities	4,995	2,323

Total current liabilities	5,756	4,250

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 25,654 shares issued and outstanding at March 31, 2011; 25,214 shares issued and outstanding at June 30, 2010	256	252
Additional paid-in capital	201,452	196,532
Accumulated other comprehensive income	53	25
Accumulated deficit	(77,668)	(46,951)

Total stockholders’ equity	124,093	149,858

Total liabilities and stockholders’ equity	$129,849	$154,108

See accompanying notes to condensed financial statements (unaudited).

MYREXIS, INC.

Condensed Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Research revenue	$55	$30	$185	$90
Costs and expenses:
Research and development expense	7,935	7,190	18,646	21,287
General and administrative expense	5,088	6,926	13,889	19,090

Total costs and expenses	13,023	14,116	32,535	40,377

Operating loss	(12,968)	(14,086)	(32,350)	(40,287)

Other income, net	125	363	1,633	1,143

Net loss	$(12,843)	$(13,723)	$(30,717)	$(39,144)

Loss per basic and diluted share	$(0.50)	$(0.56)	$(1.21)	$(1.60)
Weighted-average shares used to compute net loss per basic and diluted share	25,605	24,603	25,392	24,400

See accompanying notes to condensed financial statements (unaudited).

MYREXIS, INC.

Condensed Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(30,717)	$(39,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,265	903
Share-based compensation expense	3,858	4,767
Gain on sale of marketable investment securities	—	(42)
Changes in operating assets and liabilities:
Prepaid expenses	(648)	(267)
Accounts receivable	—	(36)
Other current assets	(60)	(1,159)
Other assets, long-term	—	(206)
Accounts payable	(1,165)	2,292
Accrued liabilities	2,672	(219)

Net cash used in operating activities	(24,795)	(33,111)

Cash flows from investing activities:
Capital expenditures for equipment	(89)	(1,171)
Note receivable	—	(6,295)
Purchase of marketable investment securities	(119,762)	(143,776)
Proceeds from maturity of marketable investment securities	128,818	85,519

Net cash provided by (used in) investing activities	8,967	(65,723)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	1,064	1,226

Net cash provided by financing activities	1,064	1,226

Net (decrease) in cash and cash equivalents	(14,764)	(97,608)
Cash and cash equivalents at beginning of period	35,911	128,372

Cash and cash equivalents at end of period	$21,147	$30,764

See accompanying notes to condensed financial statements (unaudited).

MYREXIS, INC.

Notes to Condensed Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

Myrexis, Inc. (“Myrexis” or the “Company”), a Delaware corporation, is a biotechnology company focused on developing and commercializing novel treatments for cancer. The Company has leveraged a unique understanding of the genetic causes of human disease to generate a strong pipeline of clinical and preclinical product candidates with distinct mechanisms of action and novel chemical structures that have first-in-class and/or best-in-class therapeutic potential. Myrexis is led by an experienced management team with expertise in all aspects of preclinical, clinical and commercial drug development.

The Company’s operations are located in Salt Lake City, Utah.

(b)	Basis of Accounting and Combination

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. Operating results for the three and nine months ended March 31, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Marketable Investment Securities

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Such losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer or declines in credit risk, (iii) the length of time a security is in an unrealized loss position and (iv) whether it is more likely than not that the company will hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value.

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2011 and June 30, 2010 were as follows:

(in thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2011:
Available-for-sale:
Money market funds	$19,074	$—	$—	$19,074
Corporate bonds and notes	15,757	27	—	15,784
U.S. Federal agency issues	86,458	25	—	86,483

Total	$121,289	$52	$—	$121,341

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2010:
Available-for-sale:
Money market funds	$34,593	$1	$—	$34,594
Corporate bonds and notes	31,556	—	(21)	31,535
U.S. Federal agency issues	79,415	45	—	79,460

Total	$145,564	$46	$(21)	$145,589

In addition, the Company holds $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of March 31, 2011.

Maturities of debt securities classified as available-for-sale are as follows at March 31, 2011 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$87,040	$87,083
Due after one year through three years	15,175	15,184

	$102,215	$102,267

(3)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at March 31, 2011 and June 30, 2010:

(In thousands)
March 31, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$19,074	$—	$—	$19,074
Corporate bonds and notes	—	15,784		15,784
Federal agency issues	—	86,483	—	86,483

Total	$19,074	$102,267	$—	$121,341

(In thousands)
June 30, 2010	Level 1	Level 2	Level 3	Total
Money market funds	$34,594	$—	$—	$34,594
Corporate bonds and notes	—	31,535		31,535
Federal agency issues	—	79,460	—	79,460

Total	$34,594	$110,995	$—	$145,589

(4)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive net loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2011	2010	2011	2010
Net loss	$(12,843)	$(13,723)	$(30,717)	$(39,144)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	43	129	28	127

Total comprehensive loss	$(12,800)	$(13,594)	$(30,689)	$(39,017)

(5)	Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For the three and nine months ended March 31, 2011, there were outstanding potential common equivalent shares of 2,827,043 and 2,666,558, respectively, compared to 2,067,448 and 1,877,426, respectively, in the same periods in 2010 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

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

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three and nine months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Research and development	$470	$678	$1,734	$1,981
General and administrative	627	924	2,124	2,786

Total employee stock-based compensation expense	$1,097	$1,602	$3,858	$4,767

During the three months ended March 31, 2011, there were no options granted under the Equity Incentive Plan. During the nine months ended March 31, 2011, the Company granted 844,060 options and 141,094 restricted stock units under the Equity Incentive Plan at a weighted-average exercise price of $3.82 per share for options and a fair value of $3.86 per share for restricted stock units.

During the three months ended March 31, 2011, 113,277 stock options were exercised at a weighted average price of $2.67 per share. During the nine months ended March 31, 2011, 306,925 stock options were exercised at a weighted average price of $2.10. As of March 31, 2011, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was approximately $4.9 million that will be recognized over a weighted-average period of 2.43 years.

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

Currently eligible Myrexis employees are participating in the ESPP offering period that began December 1, 2010 and will close May 31, 2011. Expense associated with Myrexis employees participating in the ESPP was approximately $94,000 and $274,000, respectively, for the three and nine month periods ended March 31, 2011.

(7)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three and six month periods ended March 31, 2011 and 2010.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2011 the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. For the three months and nine months ended March 31, 2011, the Company recorded approximately $60,000 and $310,000, respectively, of additional liability for unrecognized tax benefits related to research tax credits. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

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

Other income was $0.1 million and $1.6 million for the three and nine months ended March 31, 2011 compared to $0.4 million and $1.1 million for the same periods in 2010, respectively. Other income in the nine month period ended March 31, 2011 includes a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code.

(10)	Reorganization

On March 29, 2011, Myrexis announced a corporate reorganization to focus resources on the Company’s current portfolio of clinical and preclinical drug candidates. The reorganization included an immediate reduction in workforce by 57 employees or approximately 41%. The reduction was primarily in the Company’s internal drug discovery group and related support functions. In addition, Myrexis has stopped providing other research services. The reorganization is expected to generate annual expense reductions of approximately $7.2 million, primarily from savings in employee salaries and benefits and reductions in laboratory supply costs. In connection with the restructuring, we recorded one-time severance costs of approximately $3.0 million in the three months ended March 31, 2011, which are expected to be fully paid before fiscal year end. These one-time expenses reflected in the statement of operations include $0.5 million in general and administrative and $2.5 million in research and development for the three and nine months ended March 31, 2011.

Also, in conjunction with the reorganization, the Company has assessed whether there are indicators of impairment of certain fixed assets and has evaluated whether the carrying value of assets with impairment indicators is recoverable. Management has concluded that no impairment loss should be recognized in the quarter ended March 31, 2011 for the affected assets. However, the ultimate disposition of the assets may vary from management’s current expectations and management’s estimates of the recoverability of the fixed assets may change in future periods. Management does not expect a material impairment loss related to the carrying value of related equipment or assets. However, depending on the final disposition of assets, the Company may be required to record an impairment loss. If required, management does not believe the recognition of such an impairment loss would have a material adverse effect on the Company’s financial statements or financial condition.

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

Overview

We are a biotechnology company focused on developing and commercializing novel treatments for cancer. We have leveraged a unique understanding of the genetic causes of human disease to generate a strong pipeline of clinical and preclinical product candidates with distinct mechanisms of action and novel chemical structures that have first-in-class and/or best-in-class therapeutic potential. We are led by an experienced management team with expertise in all aspects of preclinical, clinical and commercial drug development

On March 29, 2011, we announced a corporate reorganization to focus resources on our current portfolio of clinical and preclinical drug candidates. The reorganization included an immediate reduction in our workforce by 57 employees or approximately 41%. The reduction was primarily in our internal drug discovery group and related support functions. In addition, we have stopped all research services activity. We estimate that the reorganization will generate annual expense reductions of approximately $7.2 million, primarily from savings in employee salaries and benefits and reductions in laboratory supply costs. In connection with the reorganization, we recorded one-time severance costs of approximately $3.0 million in the three months ended March 31, 2011, which we expect to be fully paid before fiscal year end.

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

Our Oncology Programs

We currently have two clinical-stage programs and one preclinical stage program in oncology:

•

Azixa. Azixa (verubulin) is our most advanced cancer drug candidate and is being developed for the treatment of advanced primary and metastatic tumors with brain involvement. Azixa is currently in two Phase 2 clinical trials to determine its efficacy in Glioblastoma multiforme, or GBM. In December of 2010, we initiated a two arm Phase 2b trial of Azixa in combination with standard of care therapy including radiation treatment and temozolomide compared to standard of care therapy alone in patients newly diagnosed with GBM.

•

Hsp90 Inhibitor Program. MPC-3100 is an Hsp90 inhibitor we are developing for the treatment of cancer. In the second quarter of 2009, we initiated a Phase 1 open-label, dose-finding, multiple-dose clinical trial in patients with refractory or relapsed cancers, including solid tumors, lymphomas and leukemias. We expect to complete this study in the second calendar quarter of 2011. MPC-0767 is a novel L-alanine ester pro-drug of MPC-3100, which was designed to have improved aqueous solubility compared to MPC-3100. We expect to submit an investigational new drug application on MPC-0767 in the second half of 2011.

•	Cancer Metabolism Inhibitor Program. MPC-9528 is our lead preclinical compound for the Cancer Metabolism Inhibitor (CMI) program. It is currently in investigational new drug studies.

Azixa: Our Lead Drug Candidate for the Treatment of Cancer

Azixa is a novel, small molecule drug candidate that acts as a microtubule destabilizing agent, causing arrest of cell division and programmed cell death, or apoptosis, in cancer cells. Azixa has also been shown to be a vascular disrupting agent, or VDA, in a mouse model of human ovarian cancer. Thus, Azixa has a dual mode of action; it induces apoptosis and acts as a VDA, resulting in tumor cell death. Azixa does not appear to be subject to multiple drug resistance and importantly, in non-clinical studies, has demonstrated the unique ability to effectively cross the blood-brain barrier and accumulate in the brain. Azixa has been given orphan drug status by the FDA for the treatment of GBM.

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

In 2008, we initiated recruitment of patients for an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent carboplatin in subjects with recurring/relapsing GBM. In this study, 19 patients with recurrent GBM received one of three dose levels of Azixa administered in combination with a fixed dose of carboplatin. All patients had failed previous standard of care treatment with temozolomide. Study endpoints included determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with carboplatin as judged by response rate and progression-free survival, or PFS. In June of 2010, we reported results from this study at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. The combination of Azixa at all three concentrations with a fixed dose of carboplatin, including the previously determined single agent maximum tolerated dose of Azixa, was well-tolerated. A dose reduction of Azixa was not required when combined with carboplatin in these patients. In this study, six subjects achieved stable disease and two subjects had achieved partial responses. One subject’s partial response duration was 7.8 months; the additional patient’s response was, at that time, 16 months in duration and has been classified by his physician as almost a complete response. This second patient has been off study drug for ten months and there has been no evidence of disease recurrence. The overall response rate was 42% as defined by partial response and stable disease evaluated using MacDonald criteria.

In 2008, we initiated an open-label, dose finding, multiple-dose Phase 2 clinical trial to confirm the safety profile of Azixa in combination with the chemotherapeutic agent temozolomide, the current standard of care for GBM and recurrent metastatic melanoma, and to look for evidence of reduced tumor burden and improved survival. The protocol allowed us to enroll up to 36 subjects in this trial. However, we determined that 22 subjects was sufficient to answer the questions regarding the safety profile of Azixa in combination with temozolomide and we completed enrollment with a total of 22 subjects. This trial explored Azixa’s efficacy in patients with metastatic melanoma (Stage IV) with and without confirmed CNS metastases. Three separate cohorts of patients with metastatic melanoma received escalating dose levels of Azixa administered in combination with a fixed dose of temozolomide. Study endpoints included determination of the maximum tolerated dose, dose limiting toxicities, and evaluation of evidence of anti-tumor activity of Azixa when given with temozolomide as judged by response rate and PFS. In November 2009, we reported initial results from this study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. In June of 2010, we reported final results from this study at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. Twenty-two patients with refractory metastatic melanoma were studied at three different doses of Azixa. The combination of Azixa at all concentrations with fixed dose temozolomide, including the previously determined single agent maximum tolerated dose of Azixa, was well-tolerated. A dose reduction of Azixa was not required when combined with temozolomide in these patients. In this study, two patients achieved partial response durations of four and 10 months. Nine patients experienced stable disease durations between three and seven months. The response rate (defined as partial response by modified RECIST criteria and stable disease) was 50% and the median PFS of patients in the metastatic melanoma study was 2.9 months. While the results from this study are encouraging, because of the small number of patients in the trial, the results were not statistically significant, and we cannot assure you that we will achieve positive results and/or positive results with statistical significance in subsequent clinical trials of Azixa in combination with temozolomide in this or any other patient population.

In the second quarter of 2009, we initiated an open-label Phase 2 clinical trial to evaluate Azixa as monotherapy in patients with recurrence of GBM, including a cohort of patients who have never been treated with bevacizumab and a cohort of patients who have recurrence of GBM following treatment with bevacizumab. In this trial, PFS was evaluated as the primary endpoint, with safety, pharmacokinetic parameters and overall survival as secondary endpoints. We have completed enrollment of 56 patients in this trial and the trial is ongoing. In November of 2010, we reported results from the 25 patient bevacizumab-experienced cohort of this study at the annual meeting of the Society for NeuroOncology (SNO) in Montreal. In these patients, Azixa monotherapy was well-tolerated. One patient achieved a partial response as assessed by MacDonald criteria with two measurable tumor reductions over twelve months of Azixa treatment and four additional patients experienced stable disease. The median and mean progression-free duration was 22 and 37 days, respectively. The median and mean overall survival were 94 and 105 days, respectively. We expect to present results from the bevacizumab-naïve cohort of patients at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago in June 2011.

In December of 2010, we initiated a two arm Phase 2b trial of Azixa in patients newly diagnosed with GBM. Patients will be randomized to receive either Azixa in combination with standard of care therapy which includes radiation treatment and temozolomide or the standard of care therapy alone in patients newly diagnosed with GBM. This study is expected to enroll up to 120 newly diagnosed GBM patients at treatment centers in the United States and India.

Our Hsp90 Inhibitor Program

MPC-3100 is a fully synthetic, orally bio-available, non-geldanamycin Hsp90 inhibitor that has shown significant and broad preclinical anti-tumor activity in mouse models of human cancers. MPC-3100 has not demonstrated the same hepatic or renal toxicity in vivo as the geldanamycin analogs. MPC-3100 inhibits Hsp90 by binding to the same site as geldanamycin and has displayed potent anticancer activity in several in vitro and in vivo models. MPC-3100 significantly and dose-dependently reduced tumor growth in multiple studies conducted in mice implanted with a variety of human cancer cell lines, including colon, prostate, myeloid leukemia, small cell lung, gastric, breast, and ovarian cancers. In April 2011, we reported additional preclinical data at the annual meeting of the American Association for Cancer Research in Orlando, Florida. The data presented included a demonstration that the combination of MPC-3100 with other targeted therapies, including erlotinib and sorafenib, showed greater in vivo anti-tumor activity compared to either agent alone, suggesting the potential of combining MPC-3100 with these targeted cancer therapies in the clinic. We also presented a preliminary assessment of a novel L-alanine ester pro-drug of MPC-3100, MPC-0767, which was designed to have improved aqueous solubility compared to MPC-3100. Animal studies showed that the pro-drug displayed pharmacokinetics comparable to MPC-3100 and equivalent efficacy, inducing significant tumor regressions. We expect to submit an investigational new drug application on MPC-0767 in the second half of 2011.

We submitted an investigational new drug application for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. This trial is an open-label, multiple-dose, dose escalation design in up to 40 subjects with refractory or relapsed cancer. Physical examination findings, electrocardiograms, pharmacokinetics, clinical laboratory parameters, and adverse events will be evaluated in subjects at each dose level to assess safety. Disease progression will be evaluated using standard clinical practice guidelines for each patient’s cancer type. In November 2009, we presented the preliminary results of this ongoing study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. Preliminary data to date have demonstrated that MPC-3100 is orally bio-available in cancer patients with a half life of approximately 12 hours. Drug absorption has not been maximized and continues to increase with increasing dose. Plasma concentrations in patients are comparable to those found to inhibit tumor growth in non-clinical studies. Moreover, these concentrations of MPC-3100 were achieved in patients in the absence of dose-limiting toxicities. In the ongoing Phase 1 clinical study, MPC-3100 is administered orally on a daily, continuous schedule. We expect to complete this trial in the clinic in the second calendar quarter of 2011 and are currently planning to initiate a Phase 2 clinical trial of MPC-3100 in 2011 as soon as practicable after completing the Phase 1 trial.

Our Cancer Metabolism Inhibitor Program

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

In April 2011, results from our most recent preclinical studies of MPC-9528 were presented at the annual meeting of the American Association for Cancer Research in Orlando, Florida.

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

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets. We have determined that a valuation allowance is necessary to fully offset our deferred tax assets. Our tax position and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our uncertain income tax positions in our consolidated financial statements, adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Interest and penalties on income tax items are included as a component of overall income tax expense.

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

Results of Operations for the Three and Nine Months Ended March 31, 2011 and 2010

Revenue

Research revenue is comprised of research services related to short-term research agreements. Research revenue for the three and nine months ended March 31, 2011 was $55,000 and $185,000 compared to $30,000 and $90,000 in the same periods in 2010. Research revenue for the three and nine months ended March 31, 2011 and 2010 reflects revenues earned utilizing our expertise to identify and characterize protein-protein interactions. Research revenue from our contract research agreements is recognized using a proportional performance methodology over the life of each contract. As a result of the March 2011 corporate reorganization, we have stopped all research services activity.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, and costs associated with our clinical trials. Research and development expenses for the three and nine months ended March 31, 2011 were $7.9 million and $18.6 million compared to $7.2 million and $21.3 million in the same periods last year. The respective 10% increase and 12% decrease were primarily due to:

•

decreased external drug candidate costs of approximately $1.2 million and $3.8 million for the three and nine months ended March 31, 2011, respectively, resulting from the discontinuation of further development of our HIV drug candidate MPC-4326 and the completion of patient enrollment in other clinical trials; and

•

decreased internal development costs of approximately $0.6 million and $1.3 million for the three and nine months ended March 31, 2011, respectively, resulting from decreased preclinical development costs partially offset by severance costs of $2.5 million for the three and nine months ended March 31, 2011, as a result of a workforce reduction pursuant to a corporate reorganization, effective March 29, 2011, to focus resources on our current portfolio of clinical and preclinical drug candidates.

Our research and development expenses, for all periods presented, include costs incurred for our two clinical-stage and one preclinical stage oncology programs, as well as our discontinued drug candidate MPC-4326. Currently, the only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other related outsourced services. We do not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. We also incurred costs related to external research collaborations from our research services business. We track all underlying principal costs associated with our research collaborations. All development costs for our drug candidates and external research collaborations are expensed as incurred.

Research and development costs for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2011	2010	2011	2010
External costs, drug candidates:
Azixa	$337	$674	$991	$2,186
MPC-4326	12	576	(131)	1,685
MPC-3100	329	625	1,117	2,221
MPC-9528	8	—	230	—

Sub-total direct costs	686	1,875	2,207	6,092
Internal costs, drug candidates	1,548	1,348	4,089	4,107
Preclinical development costs	5,349	3,700	11,666	10,295
External research collaborations	352	267	684	793

Total research and development	$7,935	$7,190	$18,646	$21,287

The timing and amount of any future expenses, completion dates, and revenues for our drug candidates is not readily determinable due to the early stage of these development programs.

We expect our research and development expenses will fluctuate over the next several years as we conduct additional clinical trials to support the potential commercialization of our drug candidates currently in clinical development, including Azixa and MPC-3100, and advance other drug candidates into clinical development. In particular, we expect our external drug development costs to increase as we continue to enroll patients in our Phase 2b clinical trial for Azixa. This increase will be partially offset by a reduction in expenses related to salaries and benefits and lab supplies as a result of the March 2011 corporate reorganization.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three and nine months ended March 31, 2011 were $5.1 million and $13.9 million compared to $6.9 million and $19.1 million for the same periods in 2010. These 26% and 27% decreases in general and administrative expenses during the three and nine months ended March 31, 2011, were due primarily to a reduction in headcount in June 2010, a reduction in acquisition expenses associated with an acquisition proposal which terminated in April 2010, and the inclusion of higher litigation related expenses incurred during the prior year periods. These decreases were offset, in part, by increased facilities costs and severance costs associated with the March 29, 2011 corporate reorganization.

Other Income

Other income was $0.1 million and $1.6 million for the three and nine months ended March 31, 2011 compared to $0.4 million and $1.1 million for the same periods in 2010, respectively. Other income in the nine month period ended March 31, 2011, includes a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code. This increase was offset, in part, by a reduction in interest income of $0.3 million and $0.7 million for the three and nine months ended March 31, 2011 earned on our marketable investment securities as compared to 2010. The decrease in interest income is a result of a reduction in our invested balance of marketable securities for the three and nine months ended March 31, 2011 as compared to 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $24.8 million during the nine months ended March 31, 2011 compared to $33.1 million used in operating activities for the same nine months in 2010. The change in cash used in operating activity can be attributed primarily to the timing and payment of liabilities which were offset, in part, by a lower net loss in 2011. We expect cash flows from operations to increase due to increased spending on clinical trials, offset in part by a reduction in expenses as a result of the March 2011 corporate reorganization.

Our investing activities provided $9.0 million in cash during the nine months ended March 31, 2011 compared to $65.7 million used for the same nine months in 2010. The change is primarily due to the timing of new purchases and maturities of our marketable securities and capital expenditures for research equipment and facilities.

Approximately $1.1 million in cash was provided by financing activities during the nine months ended March 31, 2011 as a result of proceeds from stock options exercised during the period compared to $1.2 million during the same period in 2010. The change is attributable to fewer option exercises during the nine months ended March 31, 2011.

As of March 31, 2011, we had $123.7 million in cash, cash equivalents and marketable securities. We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations through at least June 30, 2013, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	progress in and results from our clinical trials of Azixa and MPC-3100;

•	failure or delays in advancing our preclinical drug candidates, including MPC-0767 and MPC-9528, or other drug candidates we may develop in the future, into clinical trials;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or approved products;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	failure to secure adequate capital to fund our operations if and when needed, or the issuance of equity securities at prices below the current market price;

•	public concern over our drug candidates or any approved products;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

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

MYREXIS, INC.

Date: May 10, 2011	By:	/S/ ADRIAN N. HOBDEN
Adrian N. Hobden, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2011	By:	/S/ ROBERT J. LOLLINI
Robert J. Lollini
Chief Financial Officer
(principal accounting and financial officer)