Form 10-Q
period 2011-09-30
Myrexis, Inc.
filed 2011-11-09
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2011, the registrant had 26,252,650 shares of common stock outstanding.

MYREXIS, INC.

i

PART I—FINANCIAL INFORMATION

MYREXIS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	September 30, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$21,238	$19,189
Marketable investment securities	79,355	86,446
Prepaid expenses and other assets	709	1,861

Total current assets	101,302	107,496

Equipment and leasehold improvements:
Equipment	4,328	4,320
Leasehold improvements	1,192	1,192

	5,520	5,512
Less accumulated depreciation	2,533	2,197

Net equipment and leasehold improvements	2,987	3,315

Long-term marketable investment securities	8,496	10,243
Other assets	206	206

Total assets	$112,991	$121,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,021	$1,210
Accrued liabilities	2,136	2,100

Total current liabilities	3,157	3,310

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 26,107 shares issued and outstanding at September 30, 2011; 26,053 shares issued and outstanding at June 30, 2011	261	261
Additional paid-in capital	203,797	203,301
Accumulated other comprehensive income	21	47
Accumulated deficit	(94,245)	(85,659)

Total stockholders’ equity	109,834	117,950

Total liabilities and stockholders’ equity	$112,991	$121,260

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010
Research revenue	$—	$107
Costs and expenses:
Research and development expense	4,300	5,715
General and administrative expense	4,385	4,562

Total costs and expenses	8,685	10,277

Operating loss	(8,685)	(10,170)

Other income, net	99	160

Net loss	$(8,586)	$(10,010)

Loss per basic and diluted share	$(0.33)	$(0.40)
Weighted-average shares used to compute net loss per basic and diluted share	26,077	25,236

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,586)	$(10,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336	420
Share-based compensation expense	485	1,438
Gain on sale of marketable investment securities	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses	849	(189)
Accounts receivable	—	(53)
Other assets	302	—
Accounts payable	(189)	(337)
Accrued liabilities	36	100

Net cash used in operating activities	(6,768)	(8,631)

Cash flows from investing activities:
Capital expenditures for equipment	(8)	(32)
Purchase of marketable investment securities	(22,787)	(49,958)
Proceeds from maturity of marketable investment securities	31,600	32,143

Net cash provided by (used in) investing activities	8,805	(17,847)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	12	89

Net cash provided by financing activities	12	89

Net increase (decrease) in cash and cash equivalents	2,049	(26,389)
Cash and cash equivalents at beginning of period	19,189	35,911

Cash and cash equivalents at end of period	$21,238	$9,522

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Notes to Financial Statements (Unaudited)

(1)     Organization and Basis of Presentation

(a)	Organization and Business Description

Myrexis, Inc. (“Myrexis” or the “Company”) is a biotechnology company focused on the development of small-molecule therapeutics with novel chemical structures and distinct mechanisms of action. The Company has generated a strong pipeline of differentiated product candidates in oncology and autoimmune diseases. The Company is focused on maximizing the therapeutic and commercial value of these molecules by developing potential first-in-class and/or best-in-class treatment options for patients with unmet needs.

The Company’s operations are located in Salt Lake City, Utah.

In September 2011, the Company announced that it had completed an in-depth review of its drug development pipeline, incorporating extensive inputs from both internal and independent external analyses. As a result, the Company made a strategic business decision to suspend any further development of its lead drug candidate Azixa, which was in Phase 2 development for the treatment of advanced primary and metastatic tumors with brain involvement. This decision was not based on any single factor. The review took into consideration the accumulated data from clinical trials to date, the evolving competitive environment in Glioblastoma multiforme, or GBM, including ongoing studies of competitive drug candidates that are in more advanced stages of development, input from key opinion leaders, updated cost and timing estimates, and other factors affecting the risks and opportunities relating to the development of Azixa. On the basis of these inputs, the Company concluded that completing its ongoing Phase 2b clinical trial of Azixa to determine its efficacy in GBM would require a disproportionate investment of time and resources relative to its likelihood of technical and regulatory success, when compared to the Company’s other programs.

(b)	Basis of Accounting and Combination

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP, which consists of only normal recurring adjustments. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. Operating results for the three months ended September 30, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)     Marketable Investment Securities

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2011 and June 30, 2011 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
(In thousands)
September 30, 2011:
Available-for-sale:
Money market funds	$20,806	$—	$—	$20,806
Corporate bonds and notes	10,502	2	—	10,504
Federal agency issues	77,080	19	—	77,099

Total	$108,388	$21	$—	$108,409

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
(In thousands)
June 30, 2011:
Available-for-sale:
Money market funds	$18,071	$—	$—	$18,071
Corporate bonds and notes	13,963	12	—	13,975
Federal agency issues	82,431	40	(6)	82,465

Total	$114,465	$52	$(6)	$114,511

In addition, the Company holds $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of September 30, 2011.

Maturities of debt securities classified as available-for-sale are as follows at September 30, 2011:

	Amortized cost	Estimated fair value
(In thousands)
September 30, 2011:
Available-for-sale:
Due within one year	$79,326	$79,355
Due after one year through three years	8,256	8,248

	$87,582	$87,603

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at September 30, 2011 and June 30, 2011:

(In thousands)
September 30, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$20,806	$—	$—	$20,806
Corporate bonds and notes	—	10,504		10,504
Federal agency issues	—	77,099	—	77,099

Total	$20,806	$87,603	$—	$108,409

(In thousands)
June 30, 2011	Level 1	Level 2	Level 3	Total
Money market funds	$18,071	$—	$—	$18,071
Corporate bonds and notes	—	13,975	—	13,975
Federal agency issues	—	82,465	—	82,465

Total	$18,071	$96,440	$—	$114,511

(4)     Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive net loss:

	Three Months Ended September 30,
(In thousands)	2011	2010
Net loss	$(8,586)	$(10,010)
Other comprehensive income:
Change in unrealized gain and on marketable securities	26	25

Total comprehensive net loss	$(8,560)	$(9,985)

(5)     Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For the three months ended September 30, 2011, there were outstanding potential common equivalent shares of 2,392,617, compared to 2,236,777, in the same period in 2010 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

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

The Company has adopted two equity incentive plans, the Myrexis, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myrexis, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). The Company is authorized to issue a total of 10,063,259 shares under the plans.

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

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,
	2011	2010
(in thousands)
Research and development	$335	$679
General and administrative	150	759

Total employee stock-based compensation expense	$485	$1,438

During the three months ended September 30, 2011, the Company granted 460,000 options and no restricted stock units under the Equity Incentive Plan. The weighted-average option exercise price was $2.75 per share.

During the three months ended September 30, 2011, 7,185 stock options were exercised at a weighted average price of $1.46 per share. As of September 30, 2011, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was approximately $2.9 million, which will be recognized over a weighted-average period of 2.53 years.

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

Currently eligible Myrexis employees are participating in the ESPP offering period that began June 1, 2011 and will close November 30, 2011. Expense associated with Myrexis employees participating in the ESPP was approximately $60,000 for the period ended September 30, 2011.

(7)     Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three month periods ended September 30, 2011 and 2010.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2011, the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. There are no changes in the liability for unrecognized tax benefits for the three months ended September 30, 2011. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

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

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the Securities and Exchange Commission. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a biotechnology company focused on the development of small-molecule therapeutics with novel chemical structures and distinct mechanisms of action. We have generated a strong pipeline of differentiated product candidates in oncology and autoimmune diseases. We are focused on maximizing the therapeutic and commercial value of these molecules by developing potential first-in-class and/or best-in-class treatment options for patients with unmet needs.

We operate in one reportable operating segment, drug development.

In September 2011, we announced we had completed an in-depth review of our drug development pipeline, incorporating extensive inputs from both internal and independent external analyses. As a result, we made a strategic business decision to suspend any further development of our lead drug candidate Azixa, which was in Phase 2 development for the treatment of advanced primary and metastatic tumors with brain involvement. This decision was not based on any single factor. Our review took into consideration the accumulated data from our clinical trials to date, the evolving competitive environment in Glioblastoma multiforme, or GBM, including ongoing studies of competitive drug candidates that are in more advanced stages of development, input from key opinion leaders, updated cost and timing estimates, and other factors affecting the risks and opportunities relating to the development of Azixa. On the basis of these inputs, we concluded that completing the ongoing Phase 2b clinical trial of Azixa to determine its efficacy in GBM would require a disproportionate investment of time and resources relative to its likelihood of technical and regulatory success, when compared to our other programs.

Our drug research and development expenses include costs incurred for our drug candidates. Currently, the only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We do not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. We also incurred costs related to external research collaborations. We track all underlying principal costs associated with our research collaborations. All development costs for our drug candidates and external research collaborations are expensed as incurred.

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

Our Oncology Programs

We currently have two active programs in oncology:

•

Hsp90 Inhibitor Program. MPC-3100 is an Hsp90 inhibitor we are developing for the treatment of cancer. In the second quarter of 2009, we initiated a Phase 1 open-label, dose-finding, multiple-dose clinical trial in patients with refractory or relapsed cancers. This study has been completed in the clinic and we expect to report results in the fourth quarter of 2011. MPC-0767 is a novel L-alanine ester pro-drug of MPC-3100, which was designed to have improved aqueous solubility compared to MPC-3100. We expect to submit an investigational new drug application, or IND, on MPC-0767 in the first quarter of 2012.

•	Cancer Metabolism Inhibitor Program. MPC-8640 is our lead preclinical compound for the Cancer Metabolism Inhibitor, or CMI, program. It is currently in IND enabling studies.

Our Hsp90 Inhibitor Program for the Treatment of Cancer

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

MPC-3100: Clinical Development

We submitted an IND application for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. This trial is an open-label, multiple-dose, dose escalation design in which 26 subjects with refractory or relapsed cancer were treated with MPC-3100. Physical examination findings, electrocardiograms, pharmacokinetics, clinical laboratory parameters, and adverse events were evaluated in subjects at each dose level to assess safety. Disease progression was evaluated using standard clinical practice guidelines for each patient’s cancer type. In November 2009, we presented the preliminary results of this ongoing study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in Boston. Preliminary data presented demonstrated that MPC-3100 is orally bio-available in cancer patients with a half life of approximately 12 hours. Drug absorption had not been maximized and was observed to increase with increasing dose. Plasma concentrations in patients were comparable to those found to inhibit tumor growth in non-clinical studies. Moreover, these concentrations of MPC-3100 were achieved in patients in the absence of dose-limiting toxicities. In the Phase 1 clinical study, MPC-3100 was administered orally on a daily, continuous schedule. We have completed this trial in the clinic and expect to report results from this study in the fourth quarter of 2011.

MPC-3100 and MPC-0767: Future Clinical Development

We are conducting non-clinical studies as well as other technical, regulatory and market assessments with the objective of identifying optimal cancer indications and drug combination regimens to potentially advance one or both of our Hsp90 inhibitor compounds into Phase 2 clinical development. We plan to initiate a Phase 2 study of MPC-3100 in one or more specific populations of patients with cancer in the second quarter of 2012. However, the timing of a Phase 2 trial and the compound to be tested may change depending upon the results and timing of the clinical development of MPC-0767.

Our Cancer Metabolism Inhibitor Program

MPC-8640 is our lead preclinical compound for our CMI, program. MPC-8640 is an orally bioavailable pro-drug of a follow-on molecule to our prior CMI drug candidate, MPC-9528, that has enhanced solubility and distinct pharmacokinetic advantages and is being developed for the treatment of cancer. Both the active moiety of MPC-8640 as well as MPC-9528 inhibit Nicotinamide phosphoribosyltransferase (Nampt) in vitro and in cells at picomolar drug concentrations and are tumoricidal in every cancer line tested to date representing 17 different tumor tissue types. Both compounds display on-target activity by potently reducing Nicotinamide Adenine Dinucleotide (NAD) levels, which leads to inhibition of glycolysis, energy deprivation and cell death in tumor cells, while NAD in normal tissues is less affected. In preclinical efficacy studies, MPC-9528 causes dramatic tumor regressions in multiple tumor types when administered orally with either a low daily dose or higher intermittent dose regimen and is well tolerated. This anti-tumor activity is dose-dependent and tightly correlated to the level of NAD depletion, confirming the on-target mechanism of action for MPC-9528 activity. The sensitivity of tumor cells to MPC-9528 in vitro appears to parallel its anti-tumor potency in xenograft models and was linked to basal Nampt expression levels. Nampt expression levels may therefore have utility for predicting tumor response to Nampt inhibitors. Nicotinic acid is converted to NAD through an alternative pathway that is dependent upon the enzyme Nicotinic acid phosphoribosyltransferase (Naprt1) which does not involve Nampt. In tumor cell types with sufficient Naprt expression to support this NAD biosynthetic pathway, nicotinic acid (niacin, Vitamin B3) can completely block the NAD-reducing and tumoricidal activity of MPC-9528. Our studies have found that approximately 40% of tumor cell lines are deficient in Naprt1 and in these cells, nicotinic acid has little to no effect on MPC-9528 tumoricidal activity. Furthermore, in animal model studies, a combination of nicotinic acid with MPC-9528 increases the tolerated dose of MPC-9528, while still causing growth inhibition of tumors deficient in Naprt1. This demonstrates the potential to increase the therapeutic index and efficacy of a Nampt inhibitor by combining it with nicotinic acid to treat patients with tumors that are deficient in Naprt1. A diagnostic method designed to measure Naprt1 expression could be used to identify those patients with Naprt1 deficient tumors that are most likely to benefit from this combination therapy.

In April 2011, results from preclinical studies of MPC-9528 were presented at the annual meeting of the American Association for Cancer Research in Orlando, Florida. The studies presented included data that support the potential of Nampt inhibitors for broad spectrum tumoricidal activity as monotherapy and in a variety of combinations with other agents. Inhibition of Nampt by MPC-9528 was shown to exhibit synergistic anti-tumor activity when coupled with DNA damaging agents, such as alkylating agents and thymidylate synthase inhibitors. These common classes of chemotherapy drugs also reduce NAD cellular levels as a result of their mechanism of action, specifically by activating the NAD-consuming enzyme poly (ADP-ribose) polymerase (PARP). The mechanism of action of our Nampt inhibitors is distinct from these other agents, leading to a combined effect on cellular NAD levels and synergistic anti-tumor activity. In June 2011, additional preclinical studies on MPC-9528 and MPI-0487316, a structurally distinct Nampt inhibitor, were presented at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. Oral administration of either MPC-9528 or MPI-0487316 resulted in tumor regressions in animal model studies across multiple dosing schedules. MPC-8640 is a pro-drug of MPI-0487316 with enhanced solubility and distinct pharmacokinetic advantages. In the fourth quarter of 2011, we expect to present data from preclinical studies of MPC-8640 demonstrating anti-tumor activity and the pharmacokinetic characteristics of the compound when orally administered to mice. We are currently conducting IND enabling studies on MPC-8640.

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

Oral Anti-interferon Program for the Treatment of Autoimmune Diseases

MPI-0485520 is an orally-available small molecule that potently and selectively inhibits IKKe and TBK1and is our lead preclinical compound in our small molecule anti-interferon program for autoimmune diseases. MPI-0485520 exhibits high oral bio-availability, favorable ADME/PK properties and efficacy in an in vivo mouse model of rheumatoid arthritis. In cellular models of type I interferon production, MPI-0485520 potently inhibits induction of type I interferons (IFNa/ß) following stimulation of a variety of receptors that mediate the type-I interferon to pathogens, such as TLR3, TLR4, RIG-I, and MDA-5. Inhibition of type I interferon production by IKKe/TBK1 inhibitors may benefit patients with autoimmune disorders such as rheumatoid arthritis, systemic lupus erythematosus (SLE), scleroderma, Sjögren’s syndrome, and polymyositis. In April 2011, results from preclinical studies of MPI-0485520 were presented at the European League Against Rheumatism (EULAR) Annual European Congress of Rheumatology in London. In a proof of concept study, in the well characterized collagen-induced mouse model of arthritis, mice treated with MPI-0485520 show a dose-dependent and statistically significant reduction in the severity of clinical symptoms and paw and joint histopathology, as well as lower weight loss compared to control mice. MPI-0485520 is one compound out of an extensive portfolio of potent and selective IKK epsilon/TBK1 inhibitors identified by our oral anti-interferon program. A medicinal chemistry program of lead optimization is ongoing to select a candidate compound for IND-enabling studies.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Revenue

Research revenue is comprised of research services related to short-term research agreements. In connection with our March 2011 corporate reorganization, we stopped all contract research services activity. As a result, research revenue for the three months ended September 30, 2011 was $0 compared to $107,000 in the same quarter last year. Research revenue for the three months ended September 30, 2010 reflects revenues earned utilizing our expertise to identify and characterize protein- protein interactions.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three months ended September 30, 2011 were $4.3 million compared to $5.7 million in the same quarter last year. This 25% decrease was primarily due to:

•	decreased internal costs of approximately $2.0 million resulting from a reduction in headcount; offset by

•	increased external drug candidate costs of approximately $0.6 million.

Research and development costs for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
(In thousands)	2011	2010
External costs, drug candidates:
Azixa	$1,140	$382
MPC-4326	13	70
MPC-3100	116	530
MPC-0767	318	—
MPC-8640	149	132
MPI-0485520	3	—

	Three Months Ended September 30,
(In thousands)	2011	2010
Sub-total direct costs	1,739	1,114
Internal costs:
Internal costs, drug candidates	1,198	1,247
Preclinical development costs	1,363	3,177
External research collaborations	—	177

Total research and development	$4,300	$5,715

The timing and amount of any future expenses, completion dates, and revenues for our drug candidates is not readily determinable due to the early stage of these development programs.

We expect our research and development expenses will fluctuate over the next several years as we conduct additional clinical trials to support the clinical development of our Hsp90 inhibitor program, and advance other drug candidates into clinical development. In the near term, we expect to see reduced external drug development costs as a result of the decision to suspend further development of Azixa which will be partially offset by increased costs associated with our preclinical-stage drug candidates.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three months ended September 30, 2011 were $4.4 million compared to $4.6 million for the three months ended September 30, 2010. This 4% decrease in general and administrative expenses during the three months ended September 30, 2011, was due primarily to a reduction in headcount.

Other Income

Other income of $99,000 and $160,000 for the three months ended September 30, 2011 and 2010, respectively, reflects interest income earned on our marketable investment securities. The decrease in interest income of 38% is a result of the reduction in our invested balance in marketable securities for the three months ended September 30, 2011 as compared to 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $6.8 million during the three months ended September 30, 2011 compared to $8.6 million used in operating activities for the same three months in 2010. The change in cash flow from operating activity can be attributed primarily to the timing and payment of liabilities which were offset, in part, by a lower net loss in 2011.

Our investing activities provided $8.8 million in cash during the three months ended September 30, 2011 compared to $17.8 million used for the same three months in 2010. The change is primarily due to a reduction in our overall cash position and timing of new purchases and maturity of our marketable securities.

Approximately $11,000 in cash was provided by financing activities during the three months ended September 30, 2011 as a result of proceeds from stock options exercised during the period compared to $90,000 for the same three months in 2010. The change is primarily due to a lower stock price during the three months ended September 30, 2011 resulting in fewer option exercises.

As of September 30, 2011, we had $109.1 million in cash, cash equivalents and marketable securities. We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations through at least June 30, 2014, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2011 that we have filed with the SEC.

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

We maintain a portfolio of cash, cash equivalents and short term and long term marketable securities which are subject to interest rate risk. Our investments consist primarily of highly liquid securities of various types and maturities of two years or less, with a maximum average maturity of one year. Changes in interest rates affect the fair market value of these marketable investment securities. There have been no material changes in our exposure to market risk as compared to our disclosures under Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

10.1	Offer Letter by and between Myrexis, Inc. and Robert J. Lollini, dated September 9, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2011 (File No. 001-34275).

10.2	First Amendment, dated September 9, 2011, to Executive Severance and Change in Control Agreement by and between Myrexis, Inc. and Robert J. Lollini, dated February 1, 2010. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 12, 2011 (File No. 001-34275).

10.3	Offer Letter by and between Myrexis, Inc. and Andrea Kendell, dated September 22, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed September 28, 2011 (File No. 001-34275).

10.4	Executive Severance and Change in Control Agreement by and between Myrexis, Inc. and Andrea Kendell, dated September 22, 2011. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed September 28, 2011 (File No. 001-34275).

10.5	Agreement by and among Myrexis, Inc. and MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC, and MSMB Capital Management LLC, dated October 18, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2011 (File No. 001-34275).

10.6	Agreement by and between Myrexis, Inc. and Jason M. Aryeh, dated October 18, 2011. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 21, 2011 (File No. 001-34275).

10.7	Letter Agreement by and between Myrexis, Inc. and Martin Shkreli, dated October 18, 2011. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 21, 2011 (File No. 001-34275).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Myrexis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Balance Sheets as of September 30, 2011 and June 30, 2011, (ii) the Unaudited Statements of Operations for the three months ended September 30, 2011 and 2010, (iii) the Unaudited Statements of Cash Flows for the three months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Financial Statements, tagged as blocks of text.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYREXIS, INC.

Date: November 9, 2011	By:	/s/ ROBERT J. LOLLINI
Robert J. Lollini.
President and Chief Executive Officer (principal executive officer)

Date: November 9, 2011	By:	/s/ ANDREA KENDELL
Andrea Kendell
Chief Financial Officer (principal accounting and financial officer)