Form 10-Q
period 2011-12-31
Myrexis, Inc.
filed 2012-02-09
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 6, 2012, the registrant had 26,378,731 shares of common stock outstanding.

MYREXIS, INC.

i

PART I – FINANCIAL INFORMATION

MYREXIS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	December 31, 2011	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$16,199	$19,189
Marketable investment securities	64,500	86,446
Prepaid expenses and other assets	428	1,861

Total current assets	81,127	107,496

Equipment and leasehold improvements:
Equipment	4,332	4,320
Leasehold improvements	1,194	1,192

	5,526	5,512
Less accumulated depreciation	2,863	2,197

Net equipment and leasehold improvements	2,663	3,315

Long-term marketable investment securities	22,294	10,243
Other assets	206	206

Total assets	$106,290	$121,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$933	$1,210
Accrued liabilities	2,056	2,100

Total current liabilities	2,989	3,310

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 26,374 shares issued and outstanding at December 31, 2011; 26,053 shares issued and outstanding at June 30, 2011	264	261
Additional paid-in capital	204,779	203,301
Accumulated other comprehensive income	13	47
Accumulated deficit	(101,755)	(85,659)

Total stockholders’ equity	103,301	117,950

Total liabilities and stockholders’ equity	$106,290	$121,260

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Research revenue	$—	$23	$—	$130
Costs and expenses:
Research and development expense	3,769	4,995	8,069	10,710
General and administrative expense	3,841	4,240	8,226	8,802

Total costs and expenses	7,610	9,235	16,295	19,512

Operating loss	(7,610)	(9,212)	(16,295)	(19,382)

Other income, net	100	1,349	199	1,509

Net loss	$(7,510)	$(7,863)	$(16,096)	$(17,873)

Loss per basic and diluted share	$(0.29)	$(0.31)	$(0.62)	$(0.71)
Weighted-average shares used to compute net loss per basic and diluted share	26,251	25,339	26,164	25,288

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,096)	$(17,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	673	842
Share-based compensation expense	1,003	2,761
Gain on sale of marketable investment securities	(1)	—
Gain on sale of assets	(3)	—
Changes in operating assets and liabilities:
Prepaid expenses	1,044	(385)
Accounts receivable	—	(3)
Other current assets	389	(232)
Accounts payable	(277)	(579)
Accrued liabilities	(44)	83

Net cash used in operating activities	(13,312)	(15,386)

Cash flows from investing activities:
Capital expenditures for equipment	(32)	(50)
Proceeds from sale of assets	14	—
Purchase of marketable investment securities	(69,691)	(94,396)
Proceeds from maturity of marketable investment securities	79,553	87,453

Net cash provided by (used in) investing activities	9,844	(6,993)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	478	763

Net cash provided by financing activities	478	763

Net decrease in cash and cash equivalents	(2,990)	(21,616)
Cash and cash equivalents at beginning of period	19,189	35,911

Cash and cash equivalents at end of period	$16,199	$14,295

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Notes to Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

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

In November 2011, the Company announced a corporate reorganization to realign the Company’s resources with its development strategy and clinical initiatives following the suspension of further development of Azixa. The reorganization included an immediate reduction in the Company’s workforce by 15 employees or approximately 20%. In connection with the reorganization, the Company recorded one-time severance costs of approximately $0.6 million in the three months ended December 31, 2011. After taking into account the November 18, 2011 reduction in force, the Company has reduced its headcount by over 55% in the last twelve months and by over 67% since its emergence as a public company in July 2009.

(b)	Basis of Accounting and Combination

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP, which consists of only normal recurring adjustments. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. Operating results for the three and six months ended December 31, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2011 and June 30, 2011 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

December 31, 2011:
Available-for-sale:
Money market funds	$15,652	$—	$—	$15,652
Corporate bonds and notes	1,000	—	—	1,000
Federal agency issues	85,534	12	—	85,546

Total	$102,186	$12	$—	$102,198

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

June 30, 2011:
Available-for-sale:
Money market funds	$18,071	$—	$—	$18,071
Corporate bonds and notes	13,963	12	—	13,975
Federal agency issues	82,431	40	(6)	82,465

Total	$114,465	$52	$(6)	$114,511

In addition, the Company holds $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of December 31, 2011.

Maturities of debt securities classified as available-for-sale are as follows at December 31, 2011:

(In thousands)	Amortized cost	Estimated fair value

December 31, 2011:
Available-for-sale:
Due within one year	$64,486	$64,500
Due after one year through three years	22,048	22,046

	$86,534	$86,546

(3)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at December 31, 2011 and June 30, 2011:

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2011
Money market funds	$15,652	$—	$—	$15,652
Corporate bonds and notes	—	1,000		1,000
Federal agency issues	—	85,546	—	85,546

Total	$15,652	$86,546	$—	$102,198

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2011
Money market funds	$18,071	$—	$—	$18,071
Corporate bonds and notes	—	13,975	—	13,975
Federal agency issues	—	82,465	—	82,465

Total	$18,071	$96,440	$—	$114,511

(4)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive net loss:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2011	2010	2011	2010
Net loss	$(7,510)	$(7,863)	$(16,096)	$(17,873)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	8	(39)	34	(15)

Total comprehensive loss	$(7,502)	$(7,902)	$(16,062)	$(17,888)

(5)	Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reporting period. For the three and six months ended December 31, 2011, there were outstanding potential common equivalent shares of 2,879,978 and 2,553,457, respectively, compared to 2,909,861 and 2,574,713, respectively, in the same periods in 2010 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

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

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three and six months ended December 31, 2011 and 2010 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Research and development	$204	$585	$539	$1,264
General and administrative	314	738	464	1,497

Total employee stock-based compensation expense	$518	$1,323	$1,003	$2,761

During the three months ended December 31, 2011, the Company granted 637,400 options and 53,400 restricted stock units under the Equity Incentive Plan. The weighted-average exercise price was $2.82 per share for options and the weighted average grant price was $2.82 per share for restricted stock units. During the six months ended December 31, 2011, the Company granted 1,097,400 options and 53,400 restricted stock units under the Equity Incentive Plan. The weighted-average exercise price was $2.79 per share for options and the weighted average grant price was $2.82 per share for restricted stock units.

During the three months ended December 31, 2011, 166,154 stock options were exercised at a weighted average price of $1.44 per share. During the six months ended December 31, 2011, 173,339 stock options were exercised at a weighted average price of $1.44. As of December 31, 2011, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was approximately $2.8 million, which will be recognized over a weighted-average period of 2.74 years.

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

Currently eligible Myrexis employees are participating in the ESPP offering period that began December 1, 2011 and will close May 31, 2012. Expense associated with Myrexis employees participating in the ESPP for the three and six month periods ended December 31, 2011 was approximately $60,000 and $120,000, respectively.

(7)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three and six month periods ended December 31, 2011 and 2010.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. For the three months and six months ended December 31, 2011, the Company recorded approximately $43,000 and $89,000, respectively, of additional liability for unrecognized tax benefits related to research tax credits. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

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

(9)	Reorganization

On November 18, 2011, Myrexis announced a corporate reorganization to realign the Company’s resources with its development strategy and clinical initiatives following the suspension of further development of Azixa. The reorganization included an immediate reduction in workforce by 15 employees or approximately 20%. In connection with the restructuring, the Company recorded one-time severance costs of approximately $0.6 million in the three months ended December 31, 2011. Of this amount, $247,000 was paid during the three months ended December 31, 2011, and $365,000 was accrued and is expected to be paid during the third fiscal quarter. These one-time expenses, which are reflected in the statement of operations, include $50,000 in general and administrative and $550,000 in research and development for the three and six months ended December 31, 2011.

Also, in conjunction with the reorganization, the Company has assessed whether there are indicators of impairment of certain fixed assets and has evaluated whether the carrying value of assets with impairment indicators is recoverable. Management has concluded that no impairment loss should be recognized in the quarter ended December 31, 2011.

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

In November 2011, we announced a corporate reorganization to realign our resources with our development strategy and clinical initiatives following the suspension of further development of Azixa. The reorganization included an immediate reduction in our workforce by 15 employees or approximately 20%. We estimate that the reorganization will generate annual expense reductions of approximately $1.8 million, primarily from savings in employee salaries and benefits and reductions in software maintenance costs. In connection with the reorganization, we recorded one-time severance costs of approximately $0.6 million in the three months ended December 31, 2011. After taking into account the November 18, 2011 reduction in force, we have reduced our headcount by over 55% in the last twelve months and by over 67% since our emergence as a public company in July 2009.

Our drug research and development expenses include costs incurred for our drug candidates. Currently, the only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We do not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. In the past, we have also incurred costs related to external research collaborations. We track all underlying principal costs associated with our research collaborations. All development costs for our drug candidates and external research collaborations are expensed as incurred.

We do not know if we will be successful in developing any of our drug candidates. While expenses associated with the completion of our current clinical programs are expected to be substantial and increase, we believe that accurately projecting total program-specific expenses through commercialization is not possible at this time. The timing and amount of these expenses will depend upon the costs associated with potential future clinical trials of our drug candidates, regulatory requirements, advancement of our preclinical programs and product manufacturing costs, many of which cannot be determined with accuracy at this time. We are also unable to predict when, if ever, material net cash inflows will commence from our drug candidates. This is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of unanticipated events arising during clinical development, including:

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

Our Oncology Programs

We currently have two active programs in oncology:

•

Hsp90 Inhibitor Program. MPC-3100 is an Hsp90 inhibitor we are developing for the treatment of cancer. In November 2011, we presented the results of an open-label, dose-escalating, multiple-dose, Phase 1 study of MPC-3100 in 26 patients with recurrent cancer or cancer refractory to available systemic therapy. MPC-0767 is a novel L-alanine ester pro-drug of MPC-3100 that was designed to have improved aqueous solubility compared to MPC-3100.

•	Cancer Metabolism Inhibitor Program. MPC-8640 is our lead preclinical compound for the Cancer Metabolism Inhibitor, or CMI, program. It is currently in IND enabling studies.

Our Hsp90 Inhibitor Program for the Treatment of Cancer

Heat shock protein 90, or Hsp90, is involved in the folding and stabilization of many proteins, including mutant oncogenes that become reliant on Hsp90 to maintain their activity, making them particularly sensitive to Hsp90 inhibition. Targeted therapies against such mutant oncogenes, such as ALK, HER2, FLT3 and B-RAF, have proven to be efficacious in the clinic and we believe that by inhibiting these targets through a different mechanism, we can improve clinical efficacy and the duration of response, either as monotherapy or in combination with these targeted therapies.

The potential for Hsp90 inhibitors to improve therapeutic outcomes across a number of oncogene “addicted” cancers, coupled with the oral bioavailability, long half-life and the relative safety profile of our compounds under development makes our Hsp90 inhibitor program an exciting therapeutic and commercial opportunity.

MPC-3100 and MPC-0767: Preclinical Development

MPC-3100 and MPC-0767, a pro-drug of MPC-3100, are fully synthetic, orally bio-available, non-geldanamycin Hsp90 inhibitors that have shown significant and broad preclinical anti-tumor activity in mouse models of human cancers. These unique molecules are structurally distinct from the geldanamycin family of early Hsp90 inhibitors, which are associated with certain toxicities. MPC-3100 inhibits Hsp90 by binding to the same site as geldanamycin and has displayed potent anti-cancer activity in multiple in vitro and in vivo models. MPC-3100 significantly and dose-dependently reduced tumor growth in studies conducted in mice implanted with a variety of human cancer cell lines, including colon, prostate, myeloid leukemia, small-cell lung, gastric, breast, and ovarian cancers. In April 2011, we reported additional preclinical data on our Hsp90 inhibitor program at the annual meeting of the American Association for Cancer Research in Orlando, Florida. The data presented included a demonstration that the combination of MPC-3100 with other targeted therapies, including erlotinib and sorafenib, showed greater in vivo anti-tumor activity compared to either agent alone, suggesting the potential of combining MPC-3100 with these targeted cancer therapies in the clinic. We also presented a preliminary assessment of the novel L-alanine ester pro-drug of MPC-3100, MPC-0767, which was designed to have improved aqueous solubility compared to MPC-3100. Animal studies showed that the pro-drug displayed pharmacokinetics comparable to MPC-3100 and equivalent efficacy, inducing significant tumor regressions.

MPC-3100: Clinical Development

We submitted an IND application for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. The Phase 1 study was an open-label, dose-escalating, multiple-dose study in which 26 patients aged 45-85 years with recurrent cancer or cancer refractory to available systemic therapy were treated with MPC-3100. Patients received oral MPC-3100 either once daily for 21 days followed by seven days off (cohorts 1-5, at doses of 50, 100, 165, 245, and 340mg/m2, respectively) or continuously for a 28-day cycle at doses spaced 12 hours apart (cohorts 6-7, at total daily doses of 480mg and 640mg, respectively). The primary objective of the Phase 1 study was to determine the safety and tolerability of MPC-3100 in cancer patients. The study also included secondary objectives such as characterization of the pharmacokinetic parameters, determining anti-tumor activity of MPC-3100, and evaluating certain pharmacodynamic biomarkers. In November 2011, we presented the results of this study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in San Francisco. The study demonstrated that MPC-3100 was generally safe and well tolerated at doses below 600mg per day. The most common adverse events were gastrointestinal, including diarrhea, nausea, and vomiting. Pharmacokinetic analysis indicated that the maximum plasma concentration, or Cmax, and the area under the curve, or AUC (0-12h), increased proportionally to the dose of MPC-3100. The terminal plasma half-life of MPC-3100 ranged from 4.8 to 21.4 hours with a mean half-life of 11.2 hours. The best clinical response was stable disease (12/26; 46%), with a median duration of 11.1 weeks (range 3.0-52.3 weeks). On target activity of MPC-3100 was confirmed by biomarker analysis, which suggested effective and persistent in vivo inhibition of Hsp90.

MPC-3100 and MPC-0767: Future Clinical Development

We are conducting non-clinical studies as well as other technical, regulatory and market assessments with the objective of identifying optimal cancer indications and drug combination regimens to potentially advance one or both of our Hsp90 inhibitor compounds into Phase 2 clinical development.

Our Cancer Metabolism Inhibitor Program

Our CMI program is focused on the inhibition of Nicotinamide phosphoribosyltransferase, or Nampt, an enzyme involved in the production of Nicotinamide Adenine Dinucleotide, or NAD, which is an essential cofactor for the production of cellular energy that is critical for cell survival, growth, and DNA repair.

Cancer cells, in addition to spending energy on rapid, unregulated growth, must also invest significant energy on DNA synthesis and repair mechanisms to cope with the DNA damage. As a result, cancer cells are more susceptible to metabolic downshifts than healthy cells, and the NAD depletion caused by Nampt inhibitors has a greater effect on tumors versus normal tissue.

MPC-8640 is our lead preclinical compound for our CMI program. MPC-8640 is an orally bio-available pro-drug of a follow-on molecule to our prior CMI drug candidate, MPC-9528, that has enhanced solubility and distinct pharmacokinetic advantages and is being developed for the treatment of cancer. Both the active moiety of MPC-8640 (MPI-0487316) as well as MPC-9528 inhibit Nampt in vitro and in cells at picomolar drug concentrations and are tumoricidal in every cancer line tested to date representing 17 different tumor tissue types. Both compounds display on-target activity by potently reducing NAD levels, which leads to inhibition of glycolysis, energy deprivation and cell death in tumor cells, while NAD levels in normal tissues are less affected. In preclinical efficacy studies, MPC-8640 and MPC-9528 causes dramatic tumor regressions in multiple tumor types when administered orally with either a low daily dosing or a higher intermittent dose regimen and are well tolerated. This anti-tumor activity is dose-dependent and tightly correlated to the level of NAD depletion, confirming the on-target mechanism of action. The sensitivity of tumor cells to our Nampt inhibitors in vitro appears to parallel their anti-tumor potency in xenograft models and is linked to basal Nampt expression levels. Nampt expression levels may therefore have utility for predicting tumor response to Nampt inhibitors. Nicotinic acid is converted to NAD through an alternative pathway that is dependent upon the enzyme Nicotinic acid phosphoribosyltransferase (Naprt1) which does not involve Nampt. In tumor cell types with sufficient Naprt expression to support this NAD biosynthetic pathway, nicotinic acid (niacin, Vitamin B3) can completely block the NAD-reducing and tumoricidal activity of MPC-9528. Our studies have found that approximately 40% of tumor cell lines are deficient in Naprt1 and in these cells, nicotinic acid has little to no effect on MPC-9528 tumoricidal activity. Furthermore, in animal model studies, a combination of nicotinic acid with MPC-9528 increases the tolerated dose of MPC-9528, while still causing growth inhibition of tumors deficient in Naprt1. This demonstrates the potential to increase the therapeutic index and efficacy of a Nampt inhibitor by combining it with nicotinic acid to treat patients with tumors that are deficient in Naprt1. A diagnostic method designed to measure Naprt1 expression could be used to identify those patients with Naprt1 deficient tumors that are most likely to benefit from this combination therapy.

Additional preclinical studies of MPC-9528 support the potential of Nampt inhibitors for broad spectrum tumoricidal activity as monotherapy and in a variety of combinations with other agents. Inhibition of Nampt by MPC-9528 was shown to exhibit synergistic anti-tumor activity when coupled with DNA damaging agents, such as alkylating agents and thymidylate synthase inhibitors. These common classes of chemotherapy drugs also reduce NAD cellular levels as a result of their mechanism of action, specifically by activating the NAD-consuming enzyme poly (ADP-ribose) polymerase (PARP). The mechanism of action of our Nampt inhibitors is distinct from these other agents, leading to a combined effect on cellular NAD levels and synergistic anti-tumor activity.

In June 2011, preclinical studies on MPC-9528 and MPI-0487316, a structurally distinct Nampt inhibitor, were presented at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. Oral administration of either MPC-9528 or MPI-0487316 resulted in tumor regressions in animal model studies across multiple dosing schedules. MPC-8640 is a pro-drug of MPI-0487316 with enhanced solubility and distinct pharmacokinetic advantages. In November 2011, we presented data from preclinical studies of MPC-8640 at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in San Francisco. In these studies, mice with HT1080 human fibrosarcoma xenograft tumors were treated orally with MPC-8640 on either a once-daily or twice-daily dosing schedule. After one week of treatment, the mice demonstrated complete tumor growth inhibition at lower doses and substantial tumor regression at higher doses. Significantly, tumor regression could be achieved well below the maximum tolerated dose of MPC-8640 and the anti-tumor response observed after one week of dosing was maintained for at least one week without further treatment. The results also demonstrated that MPC-8640 is effectively converted into active Nampt inhibitor, either in the gut or immediately upon absorption, as evidenced by the lack of significant plasma concentrations of intact MPC-8640. Taken together, these results demonstrate that oral treatment with MPC-8640 is an effective mode of delivery of active Nampt inhibitor and that administration of this drug results in significant anti-tumor activity in animal models of cancer. We are currently conducting IND enabling studies on MPC-8640.

Our Small-Molecule Autoimmune Disease Program

MPI-0485520 is our lead preclinical compound in our small-molecule anti-interferon program for autoimmune diseases. It has demonstrated proof of concept activity in an animal model of the autoimmune disease rheumatoid arthritis, or RA. A medicinal chemistry program of lead optimization is ongoing to select a candidate compound for IND-enabling studies.

Oral Anti-interferon Program for the Treatment of Autoimmune Diseases

IKKe and TBK1 are kinases that serve as key regulators of the pathway that activates alpha and beta interferon expression. Inhibition of these kinases thereby inhibits a major pro-inflammatory pathway involved in a number of autoimmune diseases, including RA, Lupus and psoriasis. We have demonstrated in preclinical studies that treatment with our oral anti-interferons, or OAI’s, inhibits the interferon response in several animal models, including significant inhibition of this response and reduction in the severity of clinical symptoms in a mouse model of RA.

MPI-0485520 is an orally-available small molecule that potently and selectively inhibits IKKe and TBK1 and is our lead preclinical compound in our small molecule anti-interferon program for autoimmune diseases. MPI-0485520 exhibits high oral bio-availability, favorable absorption, distribution, metabolism, and excretion pharmacokinetic properties and efficacy in an in vivo mouse model of RA. In cellular models of type I interferon production, MPI-0485520 potently inhibits induction of type I interferons (IFNa/b) following stimulation of a variety of receptors that mediate the type-I interferon to pathogens, such as TLR3, TLR4, RIG-I, and MDA-5. Inhibition of type I interferon production by IKKe/TBK1 inhibitors may benefit patients with autoimmune disorders such as RA, systemic lupus erythematosus (SLE), scleroderma, Sjögren’s syndrome, and polymyositis. In April 2011, results from preclinical studies of MPI-0485520 were presented at the European League Against Rheumatism (EULAR) Annual European Congress of Rheumatology in London. In a proof of concept study, in the well characterized collagen-induced mouse model of arthritis, mice treated with MPI-0485520 show a dose-dependent and statistically significant reduction in the severity of clinical symptoms and paw and joint histopathology, as well as lower weight loss compared to control mice. MPI-0485520 is one compound out of an extensive portfolio of potent and selective IKK epsilon/TBK1 inhibitors identified by our oral anti-interferon program. A medicinal chemistry program of lead optimization is ongoing to select a candidate compound for IND-enabling studies.

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

Results of Operations for the Three and Six Months Ended December 31, 2011 and 2010

Revenue

Research revenue is comprised of research services related to short-term research agreements. In connection with our March 2011 corporate reorganization, we stopped all contract research services activity. As a result, research revenue for each of the three and six months ended December 31, 2011 was $0 compared to $23,000 and $130,000 in the same periods in 2010. Research revenue for the three and six months ended December 31, 2010 reflects revenues earned utilizing our expertise to identify and characterize protein-protein interactions.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three and six months ended December 31, 2011 were $3.8 million and $8.1 million compared to $5.0 million and $10.7 million in the same periods last year. The respective 24% decrease in each period was primarily due to:

•	decreased preclinical development costs of approximately $1.8 million and $3.7 million, respectively, resulting from reductions in headcount; partially offset by

•	increased external drug candidate costs of approximately $0.5 million and $1.2 million, respectively.

Research and development costs for the three and six months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2011	2010	2011	2010
External costs, drug candidates:
Azixa	$288	$272	$1,428	$654
MPC-4326	11	(214)	24	(144)
MPC-3100	59	258	175	788
MPC-0767	228	—	546	—
MPC-8640	336	—	485	—
MPC-9528	—	91	—	223
MPI-0485520	12	—	15	—

Sub-total direct costs	934	407	2,673	1,521
Internal costs, drug candidates	1,543	1,294	2,741	2,541
Preclinical development costs	1,292	3,140	2,655	6,317
External research collaborations	—	154	—	331

Total research and development	$3,769	$4,995	$8,069	$10,710

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

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three and six months ended December 31, 2011 were $3.8 million and $8.2 million compared to $4.2 million and $8.8 million for the three and six months ended December 31, 2010. These 10% and 7% decreases in general and administrative expenses during the three and six months ended December 31, 2011, respectively, were due primarily to reductions in headcount.

Other Income

Other income of $100,000 and $199,000 for the three and six months ended December 31, 2011, compared to $1.3 million and $1.5 million for the same periods in 2010, respectively, reflects a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code in addition to interest income earned on our marketable investment securities. The decrease in other income of 92% and 87%, respectively, is a result of the one-time grant recognized in 2010 and a reduction in our invested balance in marketable securities for the three and six months ended December 31, 2011 as compared to 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $13.3 million during the six months ended December 31, 2011 compared to $15.4 million used in operating activities for the same six months in 2010. The change in cash flow from operating activity can be attributed primarily to the timing and payment of liabilities and reduced share-based compensation expense, which were offset, in part, by a lower net loss in 2011.

Our investing activities provided $9.8 million in cash during the six months ended December 31, 2011 compared to $7.0 million used for the same six months in 2010. The change is primarily due to maturity of our marketable securities and timing of new purchases to manage our overall cash position.

Approximately $478,000 in cash was provided by financing activities during the six months ended December 31, 2011 as a result of proceeds from stock options exercised during the period compared to $763,000 for the same six months in 2010. The change is primarily due to a lower stock price during the six months ended December 31, 2011 resulting in fewer option exercises.

As of December 31, 2011, we had $103.0 million in cash, cash equivalents and marketable securities. We believe that with our existing capital resources, we will have adequate funds to maintain our current and planned operations through at least June 30, 2014, although no assurance can be given that changes will not occur that would consume available capital resources before such time and we may need or want to raise additional financing within this period of time. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	failure or delays in advancing our preclinical drug candidates, or other drug candidates we may develop in the future, into clinical trials;

•	changes in our business strategy;

•	results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or approved products;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	failure to secure adequate capital to fund our operations if and when needed, or the issuance of equity securities at prices below the current market price;

•	public concern over our drug candidates or any approved products;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	changes in the structure of healthcare payment systems;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

10.1	Separation Agreement by and between Myrexis, Inc. and Wayne Laslie, dated December 13, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 14, 2011 (File No. 001-34275).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Myrexis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Balance Sheets as of December 31, 2011 and June 30, 2011, (ii) the Unaudited Statements of Operations for the three and six months ended December 31, 2011 and 2010, (iii) the Unaudited Statements of Cash Flows for the six months ended December 31, 2011 and 2010, and (iv) Notes to Unaudited Financial Statements, tagged as blocks of text.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYREXIS, INC.

Date: February 9, 2012	By:	/s/ ROBERT J. LOLLINI
Robert J. Lollini.
President and Chief Executive Officer (principal executive officer)

Date: February 9, 2012	By:	/s/ ANDREA KENDELL
Andrea Kendell
Chief Financial Officer
(principal accounting and financial officer)