Form 10-Q
period 2012-03-31
Myrexis, Inc.
filed 2012-05-10
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, the registrant had 26,732,104 shares of common stock outstanding.

MYREXIS, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

MYREXIS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	March 31, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$13,022	$19,189
Marketable investment securities	55,177	86,446
Prepaid expenses and other assets	476	1,861

Total current assets	68,675	107,496

Equipment and leasehold improvements:
Equipment	3,500	4,320
Leasehold improvements	1,197	1,192

	4,697	5,512
Less accumulated depreciation	2,748	2,197

Net equipment and leasehold improvements	1,949	3,315

Long-term marketable investment securities	28,180	10,243
Other assets	206	206

Total assets	$99,010	$121,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,140	$1,210
Accrued liabilities	4,447	2,100

Total current liabilities	5,587	3,310

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 26,700 shares issued and outstanding at March 31, 2012; 26,053 shares issued and outstanding at June 30, 2011	267	261
Additional paid-in capital	205,596	203,301
Accumulated other comprehensive income	7	47
Accumulated deficit	(112,447)	(85,659)

Total stockholders’ equity	93,423	117,950

Total liabilities and stockholders’ equity	$99,010	$121,260

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Research revenue	$—	$55	$—	$185
Costs and expenses:
Research and development expense	5,603	7,935	13,672	18,646
General and administrative expense	5,216	5,088	13,442	13,889

Total costs and expenses	10,819	13,023	27,114	32,535

Operating loss	(10,819)	(12,968)	(27,114)	(32,350)

Other income, net	127	125	325	1,633

Net loss	$(10,692)	$(12,843)	$(26,789)	$(30,717)

Loss per basic and diluted share	$(0.40)	$(0.50)	$(1.02)	$(1.21)
Weighted-average shares used to compute net loss per basic and diluted share	26,484	25,605	26,270	25,392

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(26,789)	$(30,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,002	1,265
Share-based compensation expense	1,291	3,858
Gain on sale of marketable investment securities	(2)	—
Loss on impairment of assets	282	—
Gain on sale of assets	(52)	—
Changes in operating assets and liabilities:
Prepaid expenses	1,248	(648)
Other current assets	137	(60)
Accounts payable	(70)	(1,165)
Accrued liabilities	2,347	2,672

Net cash used in operating activities	(20,606)	(24,795)

Cash flows from investing activities:
Capital expenditures for equipment	(55)	(89)
Proceeds from sale of assets	189	—
Purchase of marketable investment securities	(121,409)	(119,762)
Proceeds from maturity of marketable investment securities	134,703	128,818

Net cash provided by investing activities	13,428	8,967

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	1,011	1,064

Net cash provided by financing activities	1,011	1,064

Net decrease in cash and cash equivalents	(6,167)	(14,764)
Cash and cash equivalents at beginning of period	19,189	35,911

Cash and cash equivalents at end of period	$13,022	$21,147

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Notes to Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

Myrexis, Inc. (“Myrexis” or the “Company”) a biotechnology company, located in Salt Lake City, Utah, that has generated a strong pipeline of differentiated product candidates in oncology and autoimmune diseases announced in February 2012, that the Company has suspended development activities of all its preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. The Company continues to actively pursue business development opportunities for each of its programs.

In March 2012, the Company initiated an alignment of its resources. The alignment is a phased reduction in the Company’s workforce. The Company has 30 employees as of March 31, 2012 and expects to have approximately 10 employees remaining at June 30, 2012, the end of its fiscal year. In connection with the resource alignment, the Company recorded one-time severance costs of approximately $3.6 million in the three months ended March 31, 2012.

(b)	Basis of Accounting and Combination

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP, which consists of only normal recurring adjustments. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. Operating results for the three and nine months ended March 31, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2012 and June 30, 2011 were as follows:

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
March 31, 2012:
Available-for-sale:
Money market funds	$11,954	$—	$—	$11,954
Corporate bonds and notes	28,887	2	—	28,889
Federal agency issues	54,216	5	—	54,221

Total	$95,057	$7	$—	$95,064

(In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2011:
Available-for-sale:
Money market funds	$18,071	$—	$—	$18,071
Corporate bonds and notes	13,963	12	—	13,975
Federal agency issues	82,431	40	(6)	82,465

Total	$114,465	$52	$(6)	$114,511

In addition, the Company holds $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of March 31, 2012. Maturities of debt securities classified as available-for-sale are as follows at March 31, 2012:

(In thousands)	Amortized cost	Estimated fair value
March 31, 2012:
Available-for-sale:
Due within one year	$55,170	$55,178
Due after one year through three years	27,933	27,932

	$83,103	$83,110

(3)	Fair Value Measurements

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at March 31, 2012 and June 30, 2011:

(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2012
Money market funds	$11,954	$—	$—	$11,954
Corporate bonds and notes	—	28,889		28,889
Federal agency issues	—	54,221	—	54,221

Total	$11,954	$83,110	$—	$95,064

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2011
Money market funds	$18,071	$—	$—	$18,071
Corporate bonds and notes	—	13,975	—	13,975
Federal agency issues	—	82,465	—	82,465

Total	$18,071	$96,440	$—	$114,511

(4)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive net loss:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Net loss	$(10,692)	$(12,843)	$(26,789)	$(30,717)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	6	43	40	28

Total comprehensive loss	$(10,686)	$(12,800)	$(26,749)	$(30,689)

(5)	Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reporting period. For the three and nine months ended March 31, 2012, there were outstanding potential common equivalent shares of 3,020,086 and 2,716,187, respectively, compared to 2,827,043 and 2,666,558, respectively, in the same periods in 2011 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

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

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Research and development	$156	$470	$695	$1,734
General and administrative	132	627	596	2,124

Total employee stock-based compensation expense	$288	$1,097	$1,291	$3,858

During the three months ended March 31, 2012, the Company granted no options or restricted stock units under the Equity Incentive Plan. During the nine months ended March 31, 2012, the Company granted 1,097,400 options and 53,400 restricted stock units under the Equity Incentive Plan. The weighted-average exercise price was $2.79 per share for options and the weighted average grant price was $2.82 per share for restricted stock units.

During the three months ended March 31, 2012, 313,837 stock options were exercised at a weighted average price of $1.69 per share. During the nine months ended March 31, 2012, 487,176 stock options were exercised at a weighted average price of $1.61 per share. As of March 31, 2012, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was approximately $2.1 million, which will be recognized over a weighted-average period of 2.72 years.

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

Currently eligible Myrexis employees are participating in the ESPP offering period that began December 1, 2011 and will close May 31, 2012. Expense associated with Myrexis employees participating in the ESPP for the three and nine month periods ended March 31, 2012 was approximately $50,000 and $170,000, respectively.

(7)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three and nine month periods ended March 31, 2012 and 2011.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2012 the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. For the three months and nine months ended March 31, 2012, the Company recorded approximately $13,000 and $102,000, respectively, of additional liability for unrecognized tax benefits related to research tax credits. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

At March 31, 2012, the Company had Federal and State net operating loss carryforwards of approximately $114,690,000, of which $12,120,000 is attributable to excess tax benefits for which no deferred tax asset has been established. In addition, the Company had Federal research credit carryforwards of $2,650,000 and Utah research credit carryforwards of $960,000. These carryforward tax benefits can be used in certain circumstances to offset future tax liabilities. Pursuant to Sections 382 and 383 of the Internal Revenue Code, with which Utah complies, the Company’s use of the carryforward tax benefits may be limited in any given year as a result of certain changes in the Company’s ownership, including significant increases in ownership by the Company’s 5-percent shareholders. While the Company believes that its carryforward tax benefits as of March 31, 2012 are not limited under Sections 382 and 383, significant changes in ownership in the future may limit such usage. In March, 2012, in an effort to protect the use of its carryforward tax benefits, the Company adopted a Tax Benefits Preservation Rights Agreement that is designed to deter significant changes in ownership of the Company’s stock that might limit the use of its carryforward tax benefits.

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

On March 1, 2012, Myrexis announced an alignment of the Company’s resources following the February 2012 announcement to suspend development activities of all its preclinical and clinical programs. The alignment is a phased reduction in the Company’s workforce. The Company had 30 employees as of March 31, 2012 and expects to have approximately 10 employees remaining at June 30, 2012, the end of its fiscal year. In connection with the resource alignment, the Company recorded one-time severance costs of approximately $3.6 million in the three months ended March 31, 2012. Of this amount, $1.2 million was paid during the three months ended March 31, 2012, and $2.4 million was accrued and is expected to be paid during the fourth fiscal quarter. These one-time expenses, which are reflected in the statement of operations, include $1.0 million in general and administrative and $2.6 million in research and development for the three and nine months ended March 31, 2012.

Also, in conjunction with the reorganization, the Company determined that there were indicators of impairment of certain fixed assets based on quoted market prices, and evaluated whether the carrying value of assets with impairment indicators is recoverable. Management concluded that $282,000 of impairment loss should be recognized during the quarter. This one-time expense is reflected in the statement of operations in general and administrative for the three and nine months ended March 31, 2012.

(10)	NOL Rights Agreement

On March 29, 2012, the Company’s Board of Directors adopted a Tax Benefits Preservation Rights Plan (the “Rights Agreement”) designed to help protect and preserve its substantial tax attributes primarily associated with net operating loss carryforwards (NOLs) and research tax credits, under Section 382 and 383 of the Internal Revenue Code. The Rights Agreement replaces the Shareholder Rights Plan that Myrexis adopted in 2009, which the Myrexis Board of Directors terminated immediately prior to the adoption of the Rights Agreement. The rights issued under the Rights Agreement will expire on March 29, 2015. The rights may also expire on an earlier date upon the occurrence of certain events. Pursuant to the terms of the Rights Agreement, the Board declared a dividend distribution of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock. Each Right entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company at a specified exercise price, subject to adjustment, under certain conditions specified in the Rights Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011 filed with the Securities and Exchange Commission, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We are a biotechnology company that has generated a strong pipeline of differentiated drug candidates in oncology and autoimmune diseases. We announced in February 2012, that we had suspended development activity on all of our preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur, however, we are committed to conducting a review and evaluation of a full range of potential strategic alternatives to enhance shareholder value. During this review and evaluation of such alternatives, we continue to actively pursue business development opportunities for each of our programs.

In March 2012, we initiated an alignment of our resources. The alignment is a phased reduction in our workforce. We had 30 employees as of March 31, 2012 and expect to have approximately 10 employees remaining at June 30, 2012, the end of our fiscal year. In connection with the resource alignment, we recorded one-time severance costs of approximately $3.6 million in the three months ended March 31, 2012.

Our Oncology Programs

We have two programs in oncology:

•

Hsp90 Inhibitor Program. MPC-3100 is an Hsp90 inhibitor for the treatment of cancer. In November 2011, we presented the results of an open-label, dose-escalating, multiple-dose, Phase 1 study of MPC-3100 in 26 patients with recurrent cancer or cancer refractory to available systemic therapy. MPC-0767 is a novel L-alanine ester pro-drug of MPC-3100 that was designed to have improved aqueous solubility compared to MPC-3100. As of March 2012, we have completed all preclinical activities required for submission of an investigational new drug application, or IND, for MPC-0767 and have suspended all further development activities for this program.

•

Cancer Metabolism Inhibitor Program. MPC-8640 is our lead preclinical compound for the Cancer Metabolism Inhibitor, or CMI, program. It is currently in IND enabling studies and we expect these studies to be completed by the 2012 fiscal year end. We have suspended any further development activities for this program.

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

The potential for Hsp90 inhibitors to improve therapeutic outcomes across a number of oncogene “addicted” cancers, coupled with the oral bioavailability, long half-life and the relative safety profile of our compounds makes our Hsp90 inhibitor program a strong therapeutic and commercial opportunity.

MPC-3100 and MPC-0767: Preclinical Development

MPC-3100 and MPC-0767, a pro-drug of MPC-3100, are fully synthetic, orally bio-available, non-geldanamycin Hsp90 inhibitors that have shown significant and broad preclinical anti-tumor activity in mouse models of human cancers. These unique molecules are structurally distinct from the geldanamycin family of early Hsp90 inhibitors, which are associated with certain toxicities. MPC-3100 inhibits Hsp90 by binding to the same site as geldanamycin and has displayed potent anti-cancer activity in multiple in vitro and in vivo models. MPC-3100 significantly and dose-dependently reduced tumor growth in studies conducted in mice implanted with a variety of human cancer cell lines, including colon, prostate, myeloid leukemia, small-cell lung, gastric, breast, and ovarian cancers. In April 2011, we reported additional preclinical data on our Hsp90 inhibitor program at the annual meeting of the American Association for Cancer Research in Orlando, Florida. The data presented included a demonstration that the combination of MPC-3100 with other targeted therapies, including erlotinib and sorafenib, showed greater in vivo anti-tumor activity compared to either agent alone, suggesting the potential of combining MPC-3100 with these targeted cancer therapies in the clinic. We also presented a preliminary assessment of MPC-0767, a novel L-alanine ester pro-drug of MPC-3100, which is designed to have improved aqueous solubility. Animal studies showed that MPC-0767 displayed pharmacokinetics comparable to MPC-3100 and equivalent efficacy, inducing significant tumor regressions.

MPC-3100: Clinical Development

We submitted an IND application for MPC-3100 in the first quarter of 2009 and initiated patient enrollment of a Phase 1 clinical trial in the second quarter of 2009 to investigate the safety and tolerability of MPC-3100, pharmacokinetics, and the potential for anti-tumor activity. The Phase 1 study was an open-label, dose-escalating, multiple-dose study in which 26 patients aged 45-85 years with recurrent cancer or cancer refractory to available systemic therapy were treated with MPC-3100. Patients received oral MPC-3100 either once daily for 21 days followed by seven days off (cohorts 1-5, at doses of 50, 100, 165, 245, and 340mg/m2, respectively) or continuously for a 28-day cycle at doses spaced 12 hours apart (cohorts 6-7, at total daily doses of 480mg/kg and 640mg/kg, respectively). The primary objective of the Phase 1 study was to determine the safety and tolerability of MPC-3100 in cancer patients. The study also included secondary objectives such as characterization of the pharmacokinetic parameters, determining anti-tumor activity of MPC-3100, and evaluating certain pharmacodynamic biomarkers. In November 2011, we presented the results of this study at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in San Francisco. The study demonstrated that MPC-3100 was generally safe and well tolerated at doses below 600mg/kg per day. The most common adverse events were gastrointestinal, including diarrhea, nausea, and vomiting. Pharmacokinetic analysis indicated that the maximum plasma concentration, or Cmax, and the area under the curve, or AUC (0-12h), increased proportional to the dose of MPC-3100. The terminal plasma half-life of MPC-3100 ranged from 4.8 to 21.4 hours with a mean half-life of 11.2 hours. The best clinical response was stable disease (12/26; 46%), with a median duration of 11.1 weeks (range 3.0-52.3 weeks). On target activity of MPC-3100 was confirmed by biomarker analysis, which suggested effective and persistent in vivo inhibition of Hsp90.

MPC-3100 and MPC-0767: Future Clinical Development

We have conducted non-clinical studies as well as other technical, regulatory and market assessments with the objective of identifying optimal cancer indications and drug combination regimens to potentially advance one or both of our Hsp90 inhibitor compounds into Phase 2 clinical development. As of March 2012, we believe we have completed all preclinical activities required for submission of an IND for MPC-0767. We continue to actively pursue business development opportunities for this program and have suspended all further development activity.

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

In June 2011, preclinical studies on MPC-9528 and MPI-0487316, a structurally distinct Nampt inhibitor and the active moiety of MPC-8640, were presented at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. Oral administration of either compound resulted in tumor regressions in animal model studies across multiple dosing schedules. MPC-8640 is a pro-drug of MPI-0487316 with enhanced solubility and distinct pharmacokinetic advantages. In November 2011, we presented data from preclinical studies of MPC-8640 at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in San Francisco. In these studies, mice with HT1080 human fibrosarcoma xenograft tumors were treated orally with MPC-8640 on either a once-daily or twice-daily dosing schedule. After one week of treatment, the mice demonstrated complete tumor growth inhibition at lower doses and substantial tumor regression at higher doses. Significantly, tumor regression could be achieved well below the maximum tolerated dose of MPC-8640 and the anti-tumor response observed after one week of dosing was maintained for at least one week without further treatment. The results also demonstrated that MPC-8640 is effectively converted into active Nampt inhibitor, either in the gut or immediately upon absorption, as evidenced by the lack of significant plasma concentrations of intact MPC-8640. Taken together, these results demonstrate that oral treatment with MPC-8640 is an effective mode of delivery of active Nampt inhibitor and that administration of this drug results in significant anti-tumor activity in animal models of cancer. We are completing in progress IND enabling studies on MPC-8640 and have suspended any new development activities on this program. We expect to complete the current in process studies by fiscal 2012 year end and we continue to actively pursue business development opportunities for this program.

Our Small-Molecule Autoimmune Disease Program

MPI-0485520 is our lead preclinical compound in our small-molecule anti-interferon program for autoimmune diseases. It has demonstrated proof of concept activity in an animal model of the autoimmune disease rheumatoid arthritis, or RA. We are completing in process lead optimization activities and evaluation of potential IND candidates, and have suspended any new development activities on this program. We expect to complete the current in process activities by fiscal 2012 year end. The Company continues to actively pursue business development opportunities for this program.

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

Results of Operations for the Three and Nine Months Ended March 31, 2012 and 2011

Revenue

Research revenue is comprised of research services related to short-term research agreements. In connection with our March 2011 corporate reorganization, we stopped all contract research services activity. As a result, research revenue for each of the three and nine months ended March 31, 2012 was $0 compared to $55,000 and $185,000 in the same periods in 2011. Research revenue for the three and nine months ended March 31, 2011 reflects revenues earned utilizing our prior expertise to identify and characterize protein-protein interactions.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three and nine months ended March 31, 2012 were $5.6 million and $13.7 million compared to $7.9 million and $18.6 million in the same periods last year. The respective 29% and 26% decrease in each period was primarily due to:

•

decreased preclinical development costs of approximately $2.7 million and $6.3 million, respectively, resulting from reductions in headcount and suspension of all preclinical and clinical programs; partially offset by

•	increased external drug candidate costs of approximately $0.5 million and $1.6 million, respectively.

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

Research and development costs for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2012	2011	2012	2011
External costs, drug candidates:
Azixa	$(31)	$337	$1,397	$991
MPC-4326	14	12	38	(131)
MPC-3100	33	329	208	1,117
MPC-0767	404	—	950	—
MPC-8640	518	—	1,003	—
MPC-9528	—	8	—	230
MPI-0485520	222	—	237	—

Sub-total direct costs	1,160	686	3,833	2,207
Internal costs, drug candidates	1,741	1,548	4,482	4,089
Preclinical development costs	2,702	5,349	5,357	11,666
External research collaborations	—	352	—	684

Total research and development	$5,603	$7,935	$13,672	$18,646

We expect to see reduced research and development costs as a result of the decision to suspend further development activities for all preclinical and clinical programs.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three and nine months ended March 31, 2012 were $5.2 million and $13.4 million compared to $5.1 million and $13.9 million for the three and nine months ended March 31, 2011. The 2% increase during the three months ended March 31, 2012, was due primarily to higher one-time severance and impairment expenses of approximately $1.3 million associated with reductions in headcount, offset by reductions in depreciation and equity compensation expense. The 4% decrease in general and administrative expenses during the nine months ended March 31, 2012, was due primarily to reductions in equity compensation, depreciation and legal expenses.

Other Income

Other income of $127,000 and $325,000 for the three and nine months ended March 31, 2012, compared to $125,000 and $1.6 million for the same periods in 2011, respectively, reflects a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code in addition to interest income earned on our marketable investment securities. The 2% increase and 80% decrease in other income for the three and nine month periods, respectively, was a result of the one-time grant recognized in November 2010 and a reduction in our invested balance in marketable securities for the three and nine months ended March 31, 2012 as compared to 2011, partially offset by gains on disposal of assets of $49,000 and $52,000, respectively, for the three and nine months ended March 31, 2012.

Liquidity and Capital Resources

Net cash used in operating activities was $20.6 million during the nine months ended March 31, 2012 compared to $24.8 million used in operating activities for the same nine months in 2011. The change in cash flow from operating activity can be attributed primarily to the timing and payment of liabilities and reduced share-based compensation expense, which were offset, in part, by a lower net loss in 2012.

Our investing activities provided $13.4 million in cash during the nine months ended March 31, 2012 compared to $9.0 million provided for the same nine months in 2011. The change is primarily due to maturity of our marketable securities and timing of new purchases to manage our overall cash position.

Approximately $1.0 million in cash was provided by financing activities during the nine months ended March 31, 2012 as a result of proceeds from stock options exercised during the period compared to $1.1 million for the same nine months in 2011. The change is primarily due to a lower stock price during the nine months ended March 31, 2012 resulting in fewer option exercises.

As of March 31, 2012, we had $96.4 million in cash, cash equivalents and marketable securities. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	the outcome of our review and evaluation of strategic alternatives;

•	changes in our business strategy;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	the ability to partner, sell or out-license rights to our programs on favorable terms;

•	failure to secure adequate capital to fund our operations if and when needed, or the issuance of equity securities at prices below the current market price;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

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

We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We have an effective universal shelf registration statement on Form S-3 pursuant to which we may issue up to $80 million of securities.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2011 that we have filed with the SEC, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factor is added to the risk factors included in our Annual Report on Form 10-K for the year ended June 30, 2011.

The impact and results of our evaluation of strategic alternatives are uncertain and may not be successful.

As announced in February 2012, we have suspended development activities on all of our pre-clinical and clinical programs, and with the assistance of Stifel Nicolaus Weisel as our financial advisor, we are reviewing and evaluating a full range of strategic alternatives available to us to enhance shareholder value. There can be no assurance that the exploration of strategic alternatives will result in any initiatives, agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed September 13, 2010 (File No. 001-34275).

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Annual Report on Form 10-K filed September 13, 2010 (File No. 001-34275).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K filed September 13, 2010 (File No. 001-34275).

3.1.3	Amended Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed March 30, 2012 (File No. 001-34275).

4.1	First Amendment, dated March 29, 2012, to Shareholder Rights Agreement by and between Myrexis, Inc. (f/k/a Myriad Pharmaceuticals, Inc.) and American Stock Transfer & Trust Company, LLC, dated June 30, 2009. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 30, 2012 (File No. 001-34275).

4.2	Tax Benefits Preservation Rights Agreement by and between Myrexis, Inc. and American Stock Transfer & Trust Company, LLC, dated March 29, 2012, which includes as Exhibit B the Form of Right Certificate. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 30, 2012 (File No. 001-34275).

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Myrexis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Balance Sheets as of March 31, 2012 and June 30, 2011, (ii) the Unaudited Statements of Operations for the three and nine months ended March 31, 2012 and 2011, (iii) the Unaudited Statements of Cash Flows for the nine months ended March 31, 2012 and 2011, and (iv) Notes to Unaudited Financial Statements, tagged as blocks of text.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYREXIS, INC.

Date: May 10, 2012	By:	/s/ ROBERT J. LOLLINI
Robert J. Lollini.
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2012	By:	/s/ ANDREA KENDELL
Andrea Kendell
Chief Financial Officer
(principal accounting and financial officer)