Form 10-K
period 2012-06-30
Myrexis, Inc.
filed 2012-09-13
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $69,028,808. As of September 6, 2012 the registrant had 26,798,833 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

Forward-looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any statements relating to our plans and objectives of management regarding strategic alternatives, our intention to acquire one or more commercial-stage biopharmaceutical assets, the pursuit of business development activities for our programs, future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A “Risk Factors” below, and for the reasons described elsewhere in this Annual Report. All forward-looking statements and reasons why results may differ included in this Annual Report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

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

Overview

We are a biopharmaceutical company that has generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. We currently retain all rights to all of our drug candidates and programs across all geographic markets and therapeutic indications.

In September 2011, we announced that we had completed an in-depth review of our drug development pipeline, incorporating extensive inputs from both internal and independent external analyses. As a result, we made a strategic business decision to suspend any further development of our lead drug candidate Azixa, which was in Phase 2 development for the treatment of advanced primary and metastatic tumors with brain involvement. This decision was not based on any single factor. Our review took into consideration the accumulated data from our clinical trials, the evolving competitive environment in Glioblastoma multiforme, or GBM, including ongoing studies of competitive drug candidates that are in more advanced stages of development, inputs from key opinion leaders, updated cost and timing estimates, and other factors affecting the risks and opportunities relating to the development of Azixa. On the basis of these inputs, we concluded that completing the Phase 2b clinical trial we had underway would require a disproportionate investment of time and resources relative to its likelihood of technical and regulatory success, when compared to our other programs. Following this decision, in November 2011, we announced a corporate reorganization to realign our resources with our development strategy and clinical initiatives following the suspension of further development of Azixa. The reorganization included an immediate reduction in our workforce by 15 employees or approximately 20%.

In February 2012, we announced that we had suspended development activity on all of our preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, we initiated an alignment of our resources involving a phased reduction in our workforce from approximately 59 employees to 10 current employees.

Based on our evaluation of strategic alternatives, we determined to pursue the acquisition of one or more commercial-stage biopharmaceutical assets, with the goal of building a commercial-stage biopharmaceutical company by optimizing their performance and profitability. Integral to these efforts, on May 11, 2012, we announced a change in management, including the appointment of Richard B. Brewer as President and Chief Executive Officer and David W. Gryska as Chief Operating Officer, collectively bringing an extensive track record of commercializing, acquiring and marketing pharmaceutical products throughout their careers. In addition, both Mr. Brewer and Mr. Gryska were appointed as members of the Board of Directors.

On August 15, 2012 we announced the death of Richard B. Brewer, our President and Chief Executive Officer. The Board of Directors appointed David W. Gryska as the acting President and Chief Executive Officer while considering succession plans. In addition, the Board of Directors is further evaluating our strategic direction in light of this development and our progress to date in identifying attractive biopharmaceutical assets.

We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur; however, we are committed to pursuing a strategic direction that our Board of Directors believes is in the best interests of our shareholders. During this period, we continue to actively pursue business development opportunities for each of our programs. However, despite our significant efforts to identify and attract third parties to whom we could out-license or sell these assets for further development, we have been unsuccessful to date.

We currently do not have any drugs that are commercially available and none of our drug candidates have obtained approval of the U.S. Food and Drug Administration, or FDA, or any similar foreign regulatory authority.

Our Oncology Programs

We have two programs in oncology. As indicated in our February 2012 announcement, we have suspended development activities in these programs and are actively pursuing business development opportunities with respect to them. Despite significant efforts, however, we have been unsuccessful to date in identifying and attracting third parties to whom we could out-license or sell these assets for further development.

•

Hsp90 Inhibitor Program. Our compound MPC-3100 is an Hsp90 inhibitor for the treatment of cancer. In November 2011, we presented the results of an open-label, dose-escalating, multiple-dose, Phase 1 study of MPC-3100 in 26 patients with recurrent cancer or cancer refractory to available systemic therapy. Our compound MPC-0767 is a novel L-alanine ester pro-drug of MPC-3100 that was designed to have improved aqueous solubility compared to MPC-3100. We have completed all preclinical activities required for submission of an investigational new drug application, or IND, for MPC-0767.

•	Cancer Metabolism Inhibitor Program. MPC-8640 is our lead preclinical compound for the Cancer Metabolism Inhibitor, or CMI, program. As of June 2012, we have completed certain IND enabling studies.

Oncology Background

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

Our Hsp90 Inhibitor Program for the Treatment of Cancer

Background

Heat shock protein 90, or Hsp90, is involved in the folding and stabilization of many proteins, including mutant oncogenes that become reliant on Hsp90 to maintain their activity, making them particularly sensitive to Hsp90 inhibition. Targeted therapies against such mutant oncogenes, such as ALK, HER2, FLT3 and B-RAF, have proven to be efficacious in the clinic and we believe that by inhibiting these targets through the different mechanism of Hsp90 inhibition, either as monotherapy or in combination with these targeted therapies, clinical efficacy and the duration of response can be improved.

We believe that the potential for Hsp90 inhibitors to improve therapeutic outcomes across a number of oncogene “addicted” cancers, coupled with the oral bioavailability, long half-life and the relative safety profile of our compounds makes our Hsp90 inhibitor program a potentially attractive program.

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

In June 2011, preclinical studies on MPC-9528 and MPI-0487316, a structurally distinct Nampt inhibitor and the active moiety of MPC-8640, were presented at the annual meeting of the American Society of Clinical Oncology (ASCO) in Chicago. Oral administration of either compound resulted in tumor regressions in animal model studies across multiple dosing schedules. MPC-8640 is a pro-drug of MPI-0487316 with enhanced solubility and distinct pharmacokinetic advantages. In November 2011, we presented data from preclinical studies of MPC-8640 at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics meeting in San Francisco. In these studies, mice with HT1080 human fibrosarcoma xenograft tumors were treated orally with MPC-8640 on either a once-daily or twice-daily dosing schedule. After one week of treatment, the mice demonstrated complete tumor growth inhibition at lower doses and substantial tumor regression at higher doses. Significantly, tumor regression could be achieved well below the maximum tolerated dose of MPC-8640, and the anti-tumor response observed after one week of dosing was maintained for at least one week without further treatment. The results also demonstrated that MPC-8640 is effectively converted into active Nampt inhibitor, either in the gut or immediately upon absorption, as evidenced by the lack of significant plasma concentrations of intact MPC-8640. Taken together, these results demonstrate that oral treatment with MPC-8640 is an effective mode of delivery of active Nampt inhibitor and that administration of this drug results in significant anti-tumor activity in animal models of cancer. We have completed certain IND enabling studies on MPC-8640 and have suspended any new development activities on this program.

Our Small-Molecule Autoimmune Disease Program

Oral Anti-interferon Program for the Treatment of Autoimmune Diseases

MPI-0485520 is our lead preclinical compound in our small-molecule anti-interferon program for autoimmune diseases. It has demonstrated proof of concept activity in an animal model of the autoimmune disease rheumatoid arthritis, or RA. As of June 2012, we have concluded all lead optimization activities and have suspended any new development activities on this program. We continue to actively pursue business development opportunities for this program. Despite significant efforts, however, we have been unsuccessful to date in identifying and attracting third parties to whom we could out-license or sell these assets for further development.

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

Intellectual Property

As a biopharmaceutical company, our success will depend in part on our ability to obtain and maintain proprietary protection for our intellectual property, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. Our policy has been to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, and improvements that have been important to the development of our business. We have also relied on trade secrets, know-how, continuing technological innovation, and in-licensing opportunities to develop and maintain our proprietary position.

We own or have licensed rights to over 33 issued patents and over 148 patent applications in the United States and foreign countries. Issued patents expire between 2015 and 2029. Any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our products or technology, or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the pharmaceutical industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the related product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to cease the infringing activity or obtain a license in order to continue to manufacture or market the relevant product or process. We may not prevail in any such action and any license required under any such patent may not be made available on acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our technologies or potential products could have a materially adverse effect on our business.

Licenses

Our rights to certain patents and technologies have been acquired through license agreements with other corporations or academic institutions.

License and Collaboration Agreement with EpiCept Corporation

In November 2003, Myriad Genetics, Inc., our former parent company, entered into a license and collaboration agreement with Maxim Pharmaceuticals, Inc. and Cytovia, Inc. All licensed rights of Maxim and Cytovia were subsequently acquired by EpiCept Corporation, and we refer to Maxim, Cytovia and EpiCept collectively herein as EpiCept. In connection with our separation from Myriad Genetics on June 30, 2009, Myriad Genetics assigned this agreement to us. Pursuant to this agreement, we were granted an exclusive, worldwide right to utilize certain intellectual property rights of EpiCept, including patents, patent applications and know-how that relate to Azixa, in the development and commercialization of products for the treatment or prevention of any disease or disorder in exchange for, among other things, certain royalty and milestone payment obligations.

In September 2011, we announced that we had suspended any further development of Azixa. On August 28, 2012, we provided EpiCept notice of termination of the license and collaboration agreement following our election to terminate all of our efforts to develop and commercialize Azixa in any major market as such products and markets are defined in the agreement. As a result of the termination of the agreement, all rights and licenses granted under the agreement by EpiCept have terminated and reverted to EpiCept. We have no further obligation for royalty or milestone payments to EpiCept as a result of this notice to terminate. As of June 30, 2009, Myriad Genetics had made payments totaling $4 million under the EpiCept license and collaboration agreement. As of June 30, 2012, we have made no payments under the EpiCept license and collaboration agreement.

Manufacturing and Supply

Prior to the suspension of our development activities, we relied on contract manufacturers to produce drug substances and drug products required for our clinical trials under current good manufacturing practices, or cGMP, with oversight by internal managers. As a result of the decision to suspend all further development activity on all of our preclinical and clinical programs, we have ceased production of additional drug substance for clinical trials.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of drugs. Drugs must be approved by the FDA through the new drug application, or NDA, process before they may be legally marketed in the United States.

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

Reimbursement

Sales of pharmaceutical products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries and included a major expansion of the prescription drug benefit under Medicare Part D. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor's product could adversely affect the sales of our product candidates. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA) enacted in March 2010, is expected to have a significant impact on the health care industry. The ACA is expected to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. We cannot predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet occurred. In addition, although the United States Supreme Court recently upheld the constitutionality of most of the ACA, some states have stated their intentions to not implement certain sections of the ACA and some members of Congress are still working to repeal the ACA. These challenges add to the uncertainty of the changes enacted as part of the ACA.

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

Employees

As of the date of this filing, we had 10 full-time employees, 3 of whom hold an M.D., Ph.D, or combined M.D./Ph.D. All 10 employees are in general and administrative functions. Our workforce is non-unionized, and we believe our employee relations are good.

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

Risks Relating to Our Evaluation of Strategic Alternatives and Our Business

The impact and results of our previously announced strategic direction are uncertain and may not be successful.

As announced earlier in 2012, we have suspended development activities with respect to all of our preclinical and clinical programs, and after an evaluation of various strategic alternatives, we have focused our efforts on licensing or acquiring one or more commercial-stage biopharmaceutical assets that are under-performing, with the goal of enhancing their performance and profitability. In May 2012, we announced a change in management to facilitate the pursuit of our new strategic direction, including the appointment of Richard B. Brewer as President and Chief Executive Officer and David W. Gryska as Chief Operating Officer. Messrs. Brewer and Gryska were recruited because of their extensive track record in acquiring and commercializing biopharmaceutical products throughout their careers. During the subsequent months, Messrs. Brewer and Gryska have been actively engaged in identifying and evaluating numerous biopharmaceutical assets for their potential fit with our corporate objectives.

On August 15, 2012, we announced the death of Mr. Brewer and the appointment of Mr. Gryska as acting President and Chief Executive Officer while our Board of Directors considers succession plans. In addition, the Board has begun and is continuing a further evaluation of our strategic alternatives in light of Mr. Brewer’s death, progress to date in identifying attractive biopharmaceutical assets, and other factors. The outcome of that further evaluation will be announced upon its completion.

Our Board remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the company and its shareholders. There can be no assurance, however, that the company’s current strategic direction, or the Board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will enhance shareholder value.

One of the strategic alternatives that our Board of Directors could pursue is the dissolution and liquidation of the Company. If our Board of Directors and shareholders were to approve a Plan of Liquidation and Dissolution, we would be required, as part of the liquidation process under Delaware law, to pay our outstanding obligations and to make reasonable provision for contingent obligations, as well as unknown obligations that could arise during the post-dissolution period. While we do not believe that any of our contingent obligations is material, the requirement under Delaware law to make reasonable provision for contingent and unknown obligations would impact the amount and timing of a portion of the distributions in liquidation to our shareholders.

Following the death of our President and Chief Executive Officer on August 15, 2012, our Board of Directors has undertaken a review of the range of possible strategic alternatives available to us, including, but not limited to, the dissolution and liquidation of the Company. If our Board of Directors were to approve and recommend, and the shareholders approved, a dissolution and liquidation, we would be required under Delaware law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. In particular, as previously disclosed, pursuant to our Separation and Distribution Agreement with our former parent, Myriad Genetics, Inc., at the time of our separation from Myriad Genetics in 2009, we assumed liability for certain pending or threatened legal matters related to our business, and we are obligated to indemnify Myriad Genetics for any liability arising out of such matters, including any costs of litigating such matters. Although we do not believe that any obligation we assumed under the Separation and Distribution Agreement will result in a material liability, we cannot predict with certainty the amount or timing of such liability, if any. However, as a result of the requirement under Delaware law that our Board of Directors make reasonable provision for contingent and unknown obligations in connection with a dissolution and liquidation of the Company, a portion of our assets would need to be reserved until the resolution of such matters. This would impact the amount and timing of a portion of the distributions in liquidation to our shareholders. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

We anticipate that we will incur losses for the foreseeable future and we may never achieve or sustain profitability.

We incurred losses of $31.2 million, $38.7 million and $46.9 million for the years ended June 30, 2012, 2011 and 2010, respectively. We expect to continue to incur operating expenses and anticipate that we will continue to have losses in the foreseeable future as we pursue our current strategic direction. We expect to continue to incur operating losses and anticipate that we will have net losses for the foreseeable future as we pursue our current strategic direction. Moreover, even if our Board determines to pursue a different strategic alternative, we expect that significant expenses will be involved in implementing any such strategic path, which will further reduce our existing capital. We may never achieve or sustain profitability as a business.

We will require additional capital to fund our pursuit and consummation of the acquisition of one or more biopharmaceutical assets.

The pursuit of our strategy to acquire one or more under-performing biopharmaceutical assets involves significant management time, effort and associated expense, and if such assets are identified, will require us to incur significant additional expenses to consummate. Moreover, we expect to require substantial additional funding to finance such acquisitions and to optimize the commercialization of such assets, and there can be no assurance that such additional funding will be available on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may not be able to effectively implement our strategic plan.

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

There can be no assurance that we will be successful in our pursuit of business development opportunities for our suspended clinical and preclinical programs.

We are actively pursuing business development opportunities, including out-licenses, for each of our now suspended clinical and preclinical programs. We face significant competition in our pursuit of these opportunities, and any arrangements will likely be complex and time-consuming to negotiate and document. We may not be able to negotiate any such arrangements on acceptable terms, or at all.

The absence of a permanent Chief Executive Officer may disrupt our operations and our future success depends on our ability to attract a highly qualified permanent Chief Executive Officer.

Richard B. Brewer, our President and Chief Executive Officer, died on August 15, 2012. David W. Gryska, our Chief Operating Officer, is currently serving as acting President and Chief Executive Officer while the Board of Directors considers succession plans. The appointment of Mr. Brewer as our President and Chief Executive Officer in May 2012 was an integral part of our change in strategic direction, and, unless a suitable replacement can promptly be identified and recruited, his loss will delay and impede our efforts. A search for a permanent Chief Executive Officer may take longer than we expect, and there can be no assurance that we will be able to attract a permanent Chief Executive Officer on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for such leadership. During this leadership transition, Mr. Gryska will bear substantial additional leadership responsibilities, which may present challenges as we seek to respond to business opportunities and make significant business decisions with a smaller executive team. Any failure to manage this leadership transition successfully could have a material adverse effect on our business.

Our future success depends on our ability to retain our key executives.

The competition for qualified personnel in the biopharmaceutical field is intense and we must retain and motivate our key executives. In the aftermath of Richard B. Brewer’s death, we remain even more dependent on David W. Gryska, our Chief Operating Officer and acting President and Chief Executive Officer, and Andrea Kendell, our Chief Financial Officer. There can be no assurance that we will be able to retain either Mr. Gryska or Ms. Kendell due in part to the fact that the agreements we have entered into with each of them provide for employment that can be terminated by either party without cause at any time. Although we do not have any reason to believe that we may lose the services of either Mr. Gryska or Ms. Kendell in the foreseeable future, the loss of the services of either of them may impede our efforts to pursue a new strategic direction.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, enacted in March 2010, is expected to result in an increase in the number of people who are covered by both public and private insurance and is also expected to substantially change the way health care is financed by both government health program and private insurers, and significantly impact the pharmaceutical industry. The ACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. While it is too early to predict all the specific effects the ACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition. In addition, although the United States Supreme Court recently upheld the constitutionality of most of the ACA, some states have stated their intentions not to implement certain sections of the ACA, and some members of Congress are still working to repeal the ACA. These challenges add to the uncertainty of the changes enacted as part of the ACA.

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

The use of our drug candidates in clinical trials and the sale of any products for which marketing approval has been obtained expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for any approved drug candidates;

•	impairment of our business reputation;

•	costs of related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	loss of revenues; and

•	limitations on the commercialization of any approved drug candidates.

We have obtained product liability insurance coverage for our previously conducted clinical trials with a $5.0 million annual aggregate coverage limit. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we acquire any approved drug candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Risks Related to Our Intellectual Property

If we are unable to adequately protect the intellectual property relating to our drug candidates, or if we infringe the rights of others, our ability to successfully commercialize our drug candidates will be harmed.

We own or hold licenses to a number of issued patents and U.S. pending patent applications, as well as foreign patents and pending PCT applications and foreign counterparts. As a biopharmaceutical company, our success will depend in part on our ability to obtain and maintain proprietary protection for our intellectual property, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes.

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

We are party to a number of licenses that give us rights to third-party intellectual property. We may also enter into additional licenses to third-party intellectual property in the future. Our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time. Under our existing license agreements we are obligated to pay the licensor fees, which may include annual license fees, royalties, a percentage of revenues associated with the licensed technology and a percentage of sublicensing revenue. In addition, under our existing license agreements, we are required to diligently pursue the development of products using the licensed technology. If we breach any of the terms of our licenses, the licensors may terminate the agreements.

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

On June 12, 2009, trading of shares of our common stock began on The NASDAQ Global Market on a “when-issued” basis and has continued on a “regular” basis since July 1, 2009. However, there can be no assurance that an active trading market for our common stock will continue or be sustained in the future. There is a limited history on which to gauge the volatility of our stock price; however, since our common stock began “regular” trading on The NASDAQ Global Market on July 1, 2009 through June 30, 2012, our stock price has fluctuated from a low of $2.26 to a high of $6.81. Furthermore, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology, and other life sciences company stocks. The volatility of pharmaceutical, biotechnology, and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. We cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may continue to fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

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

Provisions of our charter and bylaws and Delaware law and our tax benefits preservation rights plan may make an acquisition of us or a change in our management more difficult.

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

We have also adopted a Tax Benefits Preservation Rights Plan in the form of a rights agreement designed to help protect and preserve our substantial tax attributes primarily associated with net operating loss carryforwards (NOLs) and research tax credits, under Sections 382 and 383 of the Internal Revenue Code (the NOL Plan). Although this is not the purpose of the NOL Plan, it could have the effect of making it uneconomical for a third party to acquire us on a hostile basis. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time.

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

In the ordinary course of business, various legal claims have been asserted, and in the future may be asserted, against Myrexis. In addition, as previously disclosed, under the terms of our Separation and Distribution Agreement with our former parent Myriad Genetics, Inc. we have the obligation to indemnify Myriad Genetics with respect to certain legal claims against Myriad Genetics which we assumed in connection with our spin-out from Myriad Genetics.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “MYRX.” The following table sets forth the high and low sales prices for our common stock as reported by The NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal Year Ended June 30, 2012:
Fourth Quarter	$3.20	$2.26
Third Quarter	$3.32	$2.58
Second Quarter	$2.88	$2.41
First Quarter	$3.70	$2.64

	High	Low
Fiscal Year Ended June 30, 2011:
Fourth Quarter	$4.52	$3.29
Third Quarter	$4.26	$3.72
Second Quarter	$4.50	$3.57
First Quarter	$3.98	$3.56

Stockholders

As of September 6, 2012, there were approximately 101 stockholders of record of our common stock and, according to our estimates, approximately 8,435 beneficial owners of our common stock.

Dividends

We have not paid cash dividends to our stockholders since our inception and we do not currently plan to pay cash dividends in the foreseeable future.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock, during a period commencing on June 12, 2009 (the first day of trading of our common stock on The NASDAQ Global Market) and ending on June 29, 2012 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Biotech Index during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Market on the last trading day of the year shown. The graph lines merely connect quarter-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on June 12, 2009 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	June 12, 2009	June 30, 2009	Sept 30, 2009	Dec 31, 2009	Mar 31, 2010	June 30, 2010	Sept 30, 2010	Dec 31, 2010	Mar 31, 2011	June 30, 2011	Sept 30, 2011	Dec 30, 2011	Mar 30, 2012	June 29, 2012
Myrexis, Inc.	100.00	66.43	83.71	71.86	64.57	53.71	55.14	59.43	55.00	51.14	39.14	38.29	43.29	37.29
NASDAQ Biotechnology Index	100.00	103.19	115.59	116.13	129.27	110.13	123.26	133.56	143.29	152.59	133.49	149.33	176.37	186.08
NASDAQ Composite Index	100.00	98.72	114.18	122.08	129.69	113.47	127.43	142.72	149.62	149.21	129.94	140.15	166.32	157.90

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

The following table sets forth selected financial information as of and for each of the years in the five-year period ended June 30, 2012, which has been derived from our (1) audited financial statements as of June 30, 2012 and 2011 and for the years ended June 30, 2012, 2011 and 2010, which are included elsewhere in this Form 10-K; and (2) audited financial statements as of June 30, 2010, 2009 and 2008 and for the years ended June 30, 2009 and 2008, which are not included elsewhere in this Form 10-K. Because our historical financial information for periods ending on or prior to June 30, 2009 reflects allocations for services historically provided to us by Myriad Genetics, the selected financial information presented below for such periods may not be indicative of our results of operations and financial position as an independent company. The selected financial information presented for the years ended June 30, 2012, 2011 and 2010, reflects our performance as an independent company.

The selected financial data below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	Years ended June 30,
In thousands (except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data:
Research revenue	$—	$185	$90	$5,456	$6,774
Pharmaceutical revenue	—	—	—	—	100,000	(1)
Other revenue	—	—	—	—	4,000

Total revenues	—	185	90	5,456	110,774
Costs and expenses:
Research and development expense	14,230	22,296	28,222	54,611 (7)	121,526	(2)
General and administrative expense	17,571	18,339 (8)	19,984	8,981	20,600

Total costs and expenses	31,801	40,635	48,206	63,592	142,126

Operating loss	(31,801)	(40,450)	(48,116)	(58,136)	(31,352)
Other income (expense), net	592	1,742	1,165	—	(3,017	)(3)

Net loss	$(31,209)	$(38,708)	$(46,951)	$(58,136)	$(34,369)

Net loss per basic and diluted share (4)	$(1.18)	$(1.52)	$(1.91)	$(2.43)	$(1.43)

	As of June 30,
In thousands	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and marketable securities (5)	$89,626	$115,878	$147,453	$188,005	$—
Current liabilities	2,279	3,310	4,250	4,576	46,568
Total assets	91,651	121,260	154,108	193,677	15,746
Total stockholders’ / parent equity (6)	89,372	117,950	149,858	189,101	(30,822)

(1)	Represents a nonrefundable upfront payment from A/S Lundbeck for the former drug candidate Flurizan.
(2)	Amount includes an accrued $20 million sublicense fee payable related to Flurizan.
(3)	Amount includes the write-off of the cost basis investment in Encore Pharmaceuticals.
(4)	For years ended June 30, 2009 and 2008, pro forma net loss per share calculated based on the 23,974,211 shares issued in connection with the spin-off.
(5)	Prior to June 30, 2009, all cash and investments were held and managed by Myriad Genetics.
(6)	Balances prior to June 30, 2009 represent Myriad Genetics’ net investment (or capital deficiency) in Myrexis.
(7)	Amount includes a $9.0 million credit recorded in fiscal 2009, resulting from the difference in an estimated sub-license fee accrual recorded in fiscal 2008 and amounts actually paid in 2009.
(8)	Includes a $1.1 million impairment loss on certain fixed assets. For the year ended June 30, 2011, the Company reclassified the $1.1 million in impairment charges from other income (expense) to general and administrative expense.

Quarterly Financial Data (Unaudited)

	Quarter Ended
In thousands	June 30, 2012	March 31, 2012(3)	December 31, 2011	September 30, 2011
Research revenue	$—	$—	$—	$—

Total revenue	—	—	—	—

Costs and expenses:
Research and development expense	558	5,603	3,769	4,300
General and administrative expense	4,129	5,216	3,841	4,385

Total costs and expenses	4,687	10,819	7,610	8,685

Operating loss	(4,687)	(10,819)	(7,610)	(8,685)

Other income, net	266	127	100	99

Net loss	$(4,421)	$(10,692)	$(7,510)	$(8,586)

	Quarter Ended
	June 30, 2011	March 31, 2011(3)	December 31, 2010	September 30, 2010
Research revenue	$—	$55	$23	$107

Total revenue	—	55	23	107

Costs and expenses:
Research and development expense	3,651	7,935	4,995	5,715
General and administrative expense	4,449 (1)	5,088	4,240	4,562

Total costs and expenses	8,100	13,023	9,235	10,277

Operating loss	(8,100)	(12,968)	(9,212)	(10,170)

Other income, net	108	125	1,349 (2)	160

Net loss	$(7,992)	$(12,843)	$(7,863)	$(10,010)

(1)	Includes a $1.1 million impairment loss on certain fixed assets. For the year ended June 30, 2011, the Company reclassified the $1.1 million in impairment charges from other income (expense) to general and administrative expense.
(2)	Includes a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code.
(3)	Includes one-time severance costs related to corporate reorganizations of $3.6 million for the period ending March 31, 2012 and $3.0 million for the period ended March 31, 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company that has generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. We currently retain all rights to all of our drug candidates and programs across all geographic markets and therapeutic indications.

In September 2011, we announced that we had completed an in-depth review of our drug development pipeline, incorporating extensive inputs from both internal and independent external analyses. As a result, we made a strategic business decision to suspend any further development of our lead drug candidate Azixa, which was in Phase 2 development for the treatment of advanced primary and metastatic tumors with brain involvement. This decision was not based on any single factor. Our review took into consideration the accumulated data from our clinical trials, the evolving competitive environment in Glioblastoma multiforme, or GBM, including ongoing studies of competitive drug candidates that are in more advanced stages of development, inputs from key opinion leaders, updated cost and timing estimates, and other factors affecting the risks and opportunities relating to the development of Azixa. On the basis of these inputs, we concluded that completing the Phase 2b clinical trial we had underway would require a disproportionate investment of time and resources relative to its likelihood of technical and regulatory success, when compared to our other programs. Following this decision, in November 2011, we announced a corporate reorganization to realign our resources with our development strategy and clinical initiatives following the suspension of further development of Azixa. The reorganization included an immediate reduction in our workforce by 15 employees or approximately 20%.

In February 2012, we announced that we had suspended development activity on all of our preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, we initiated an alignment of our resources involving a phased reduction in our workforce from approximately 59 employees to 10 current employees.

Based on our evaluation of strategic alternatives, we determined to pursue the acquisition of one or more commercial-stage biopharmaceutical assets, with the goal of building a commercial-stage biopharmaceutical company by optimizing their performance and profitability. Integral to these efforts, on May 11, 2012, we announced a change in management, including the appointment of Richard B. Brewer as President and Chief Executive Officer and David W. Gryska as Chief Operating Officer, collectively bringing an extensive track record of commercializing, acquiring and marketing pharmaceutical products throughout their careers. In addition, both Mr. Brewer and Mr. Gryska were appointed as members of the Board of Directors.

On August 15, 2012, we announced the death of Richard B. Brewer, our President and Chief Executive Officer. The Board of Directors appointed David W. Gryska as the acting President and Chief Executive Officer while considering succession plans. In addition, the Board of Directors is further evaluating our strategic direction in light of this development and our progress to date in identifying attractive biopharmaceutical assets.

We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur; however, we are committed to pursuing a strategic direction that our Board of Directors believes is in the best interests of our shareholders. During this period, we continue to actively pursue business development opportunities for each of our programs. However, despite our significant efforts to identify and attract third parties to whom we could out-license or sell these assets for further development, we have been unsuccessful to date.

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

We operate in one reportable business segment, pharmaceutical development and related research activities.

During the years ended June 30, 2012, 2011 and 2010, we reported $0, $185,000 and $90,000, respectively in revenues associated with research services related to short-term research agreements and a net loss of $31.2 million, $38.7 million and $46.9 million, respectively.

We expect to incur net losses for the foreseeable future and that such losses will fluctuate from quarter to quarter.

Our drug research and development expenses include costs incurred for our drug candidates. The only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We do not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. We also incurred costs related to external research collaborations from our research services business. We track all underlying principal costs associated with our research collaborations. All development costs for our drug candidates and external research collaborations are expensed as incurred. Our research and development expense for Azixa (for which development was suspended in September 2011), our clinical-stage drug candidate, MPC-3100, our preclinical-stage drug candidates, MPC-9528, MPC-8640, IKKe and MPC-0767 (for which development was suspended in February 2012), and our discontinued drug candidate MPC-4326 during the fiscal years ended June 30, 2012, 2011 and 2010 are as follows:

	Years Ended June 30,
(In thousands)	2012	2011		2010
External costs, drug candidates:
Azixa	$1,367	$1,388		$2,998
MPC-4326	40	(144	)(1)	1,720
MPC-3100	214	1,202		2,568
MPC-0767	980	278		—
MPC-9528	—	264		14
MPC-8640	1,124	121		—
IKKe	269	—		—

Sub-total direct costs	3,994	3,109		7,300
Internal costs, drug candidates	4,645	5,318		5,965
Preclinical development costs	5,591	13,157		13,812
External research collaborations	—	712		1,145

Total research and development	$14,230	$22,296		$28,222

(1)	Amount includes a $0.2 million credit recorded in fiscal 2011 resulting from a favorable change in estimate for outside clinical services which were later terminated due to the discontinuation of the program.

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

Clinical Trial Expenses

Prior to our suspension of drug development activities, the cost of our clinical trials was based, in part, on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial centers and clinical research organizations, or the CROs. We contracted with third parties to perform various clinical trial activities in the development of our drug candidates. The financial terms of the agreements varied from contract to contract, were subject to negotiation and resulted in uneven payment flows. Payments under the contracts depended on factors such as the achievement of certain events, the successful enrollment of patients or the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy was to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, we recognized direct expenses related to each patient enrolled in a clinical trial on an estimated cost-per-patient basis as services were performed. In addition, we considered information from our clinical operations group regarding the status of our clinical trials, we relied on information from CROs, such as estimated costs per patient, to calculate our accrual for direct clinical expenses at the end of each reporting period. For indirect expenses, which related to site and other administrative costs to manage our clinical trials, we relied on information provided by the CRO, including costs incurred by the CRO as of a particular reporting date, to calculate our indirect clinical expenses. In connection with the early termination of a clinical trial, we recognized expenses in an amount based on our estimate of the remaining non-cancelable obligations associated with the winding down of the clinical trial, which we confirmed directly with the CRO.

If our CROs were to have either under or over reported the costs that they had incurred or if there was a change in the estimated per patient costs, it could have had an impact on our clinical trial expenses during the period in which they reported a change in estimated costs to us. Adjustments to our clinical trial accruals primarily relate to indirect costs, for which we placed significant reliance on our CROs for accurate information at the end of each reporting period.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as intangible assets and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized. We recorded impairment charges for the years ended June 30, 2012 and 2011 of $0.3 million and $1.1 million, respectively. These charges are reflected in the statement of operations in general and administrative expenses.

We have evaluated our equipment and management has committed to a plan to sell our laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $1.0 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. We expect to sell these assets by the end of calendar year 2012.

Results of Operations

Years ended June 30, 2012 and 2011

Research revenue is comprised of research services related to short-term research agreements. Research revenue for the fiscal year ended June 30, 2012 was $0 compared to $185,000 in the prior year. The decrease in research revenue was primarily attributable to stopping all contract research services activity in March 2011 as a result of a corporate reorganization.

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, and costs associated with our clinical trials. Research and development expenses for the fiscal year ended June 30, 2012 were $14.2 million compared to $22.3 million in 2011. This 36% decrease was primarily due to:

•	decreased internal preclinical developments costs of approximately $7.6 million resulting from a reduction in headcount;

•

increased external drug candidate costs associated with our Nampt and Hsp90 drug candidates of $1.9 million, partially offset by decreased costs of $1.1 million associated with the development of other drug candidates and the timing of the trial initiations and completions; and

•	decreased external research collaboration costs of $0.7 million associated with a reduction in headcount.

We expect to see reduced research and development costs as a result of the decision to suspend further activities for all preclinical and clinical programs.

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. General and administrative expenses for the fiscal year ended June 30, 2012 were $17.6 million, compared to $18.3 million in 2011. The decrease in general and administrative expenses of 4% was due primarily to a decrease in the loss on impairment of assets from $1.1 million to $0.3 million, share-based compensation and depreciation expense, partially offset by increased severance and professional fees during the year ended June 30, 2012. We recognized $2.5 million in severance expenses recorded in general and administrative for the year ended June 30, 2012 in connection with executive management changes, the November 2011 corporate reorganization and the March 2012 resource alignment. We recognized $0.5 million in severance expenses recorded in general and administrative for the year ended June 30, 2011. We expect our general and administrative expenses to decrease as a result of these changes.

Other income (expense) for the fiscal year ended June 30, 2012 was $0.6 million compared to $1.7 million for the fiscal year ended June 30, 2011. Other income for the year ended June 30, 2012, reflects interest income and realized gains on our marketable securities and a gain on sale of assets of $0.3 million. Other income for the year ended June 30, 2011 reflects interest income and realized gains on our marketable securities. Other income for the year ended June 30, 2011, includes a $1.2 million one-time grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code.

Years ended June 30, 2011 and 2010

Research revenue for the fiscal year ended June 30, 2011 was $185,000 compared to $90,000 in 2010. The 105% increase in research revenue was primarily attributable to increased research services related to short-term research agreements that were completed during the 2011 fiscal year. As a result of the March 2011 corporate reorganization, we have stopped all contract research services activity going forward.

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

Other income (expense) for the fiscal year ended June 30, 2011 was $1.7 million compared to $1.2 million for the fiscal year ended June 30, 2010. Other income in the year ended June 30, 2011 includes a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code and interest income and realized gains on our marketable securities. Other income for the same period in 2010 reflects interest income and realized gains on our marketable securities, offset by a loss on disposal of assets of $0.2 million.

Liquidity and Capital Resources

Net cash used in operating activities was $27.8 million during the fiscal year ended June 30, 2012 compared to $33.5 million used by operating activities during the prior fiscal year. The change in cash flow from operating activity can be attributed primarily to the higher net loss in fiscal 2011 offset, in part, by higher non-cash charges associated with share-based compensation recorded in fiscal 2011.

Our investing activities provided $27.1 million in cash during the fiscal year ended June 30, 2012 compared to $14.8 million during the prior fiscal year. The change is primarily due to the maturities and selling of our marketable investment securities. In addition, we received $0.5 million in proceeds from the sale of assets during the year ended June 30, 2012. We anticipate our investment in additional equipment and leasehold improvements will be minimal in the future.

Approximately $1.2 million in cash was provided by financing activities during fiscal 2012, compared to $1.9 million during the prior fiscal year. Financing activities in fiscal 2012 and 2011 were comprised primarily of cash proceeds from the exercise of stock awards.

As of June 30, 2012, we had $89.6 million in cash, cash equivalents and marketable securities, a decrease of $26.3 million from $115.9 million as of June 30, 2011. Notwithstanding the factors listed below, we believe our cash, cash equivalents and marketable securities are sufficient for at least the next 12 months. Our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

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

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, the credit markets and the financial services industry have recently been experiencing a period of unprecedented turmoil and upheaval that have made equity and debt financing more difficult to obtain. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We have an effective universal shelf registration statement on Form S-3 pursuant to which we have up to $80 million of securities available for issuance.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table represents our contractual obligations as of June 30, 2012 (in thousands):

	Total	Less than one year	1-3 Years	4-5 Years	More than 5 years
Lease Obligations	$2,104	$2,104	$—	$—	$—

Total	$2,104	$2,104	$—	$—	$—

The table above only includes payment obligations that are fixed or determinable. The table excludes potential milestone payments we may have been required to pay under the now terminated EpiCept license agreement in the aggregate of up to $23 million.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash, cash equivalents and short term and long term marketable securities which are subject to interest rate risk. Our investments consist primarily of highly liquid securities of various types and maturities of two years or less, with a maximum average maturity of 12 months. Changes in interest rates affect the fair market value of these marketable investment securities. After a review of our marketable securities as of June 30, 2012 and 2011, we have determined, hypothetically, that in the event of a change of 100 basis points in a key market interest rate, the resulting change in fair market value of our marketable investment securities would not have a material effect on our financial condition or on our financial statements as a whole.

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

Our acting Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our Disclosure Controls as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because of those inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making their assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myrexis, Inc.

We have audited Myrexis, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Myrexis, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Myrexis, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Myrexis, Inc. as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2012, and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

September 13, 2012

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

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation,” “Management and Corporate Governance-Committees of the Board of Directors and Meetings,” “Management and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance-Director Independence” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference to the discussion responsive thereto in the proposal entitled “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2012.

MYREXIS, INC.

By:	/S/ DAVID W. GRYSKA
David W. Gryska
Acting President and Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ DAVID W. GRYSKA	Acting President and Chief Executive Officer, Chief Operating Officer and Director (principal executive officer)	September 13, 2012
David W. Gryska

By:	/s/ ANDREA KENDELL	Chief Financial Officer (principal financial and accounting officer)	September 13, 2012
Andrea Kendell

By:	/s/ GERALD P. BELLE	Chairman of the Board	September 13, 2012
Gerald P. Belle

By:	/s/ ROBERT FORRESTER	Director	September 13, 2012
Robert Forrester

By:	/s/ ROBERT J. LOLLINI	Director	September 13, 2012
Robert J. Lollini

By:	/s/ JOHN T. HENDERSON	Director	September 13, 2012
John T. Henderson, M.D.

By:	/s/ DENNIS H. LANGER	Director	September 13, 2012
Dennis H. Langer, M.D., J.D.

By:	/s/ JASON M. ARYEH	Director	September 13, 2012
Jason M. Aryeh

By:	/s/ TIMOTHY R. FRANSON	Director	September 13, 2012
Timothy R. Franson, M.D.

INDEX TO FINANCIAL STATEMENTS

Myrexis, Inc.

Years Ended June 30, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myrexis, Inc.

We have audited the accompanying balance sheets of Myrexis, Inc. as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myrexis, Inc. at June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myrexis, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

September 13, 2012

MYREXIS, INC.

Balance Sheets

June 30, 2012 and 2011

(In thousands, except per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$19,707	$19,189
Marketable investment securities	68,671	86,446
Equipment held for sale	974	—
Prepaid expenses and other assets	192	1,861

Total current assets	89,544	107,496

Equipment and leasehold improvements:
Equipment	1,298	4,320
Leasehold improvements	1,197	1,192

	2,495	5,512
Less accumulated depreciation	1,846	2,197

Net equipment and leasehold improvements	649	3,315

Long-term marketable investment securities	1,248	10,243
Other assets	210	206

Total assets	$91,651	$121,260

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$197	$1,210
Accrued liabilities	2,082	2,100

Total current liabilities	2,279	3,310

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; issued and outstanding 26,794 shares at June 30, 2012; issued and outstanding 26,053 shares at June 30, 2011	268	261
Additional paid-in capital	205,968	203,301
Accumulated other comprehensive income	4	47
Accumulated deficit	(116,868)	(85,659)

Total stockholders’ equity	89,372	117,950

Total liabilities and stockholders’ equity	$91,651	$121,260

See accompanying notes to financial statements.

MYREXIS, INC.

Statements of Operations

Years ended June 30, 2012, 2011 and 2010

(In thousands, except per share amounts)

	2012	2011	2010
Research revenue	$—	$185	$90

Total revenue	—	185	90

Costs and expenses:
Research and development expense	14,230	22,296	28,222
General and administrative expense	17,571	18,339	19,984

Total costs and expenses	31,801	40,635	48,206

Operating loss	(31,801)	(40,450)	(48,116)

Other income, net	592	1,742	1,165

Net loss	$(31,209)	$(38,708)	$(46,951)

Loss per basic and diluted share	$(1.18)	$(1.52)	$(1.91)
Weighted-average shares used to compute net loss per basic and diluted share	26,387	25,513	24,545

See accompanying notes to financial statements.

MYREXIS, INC.

Statements of Stockholders’ Equity and Comprehensive Loss

Years ended June 30, 2012, 2011 and 2010

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Unrealized Gain on Available-for- sale securities	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2009	23,974	$240	$188,400	$—	$461	$189,101
Comprehensive Income:
Net loss	—	—	—	(46,951)	—	(46,951)
Change in unrealized gains on marketable investment securities	—	—	—	—	(436)	(436)

Total comprehensive loss						(47,387)
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	1,240	12	2,332	—	—	2,344
Share-based payment expense	—	—	5,800	—	—	5,800

Balance at June 30, 2010	25,214	252	196,532	(46,951)	25	149,858
Comprehensive Income:
Net loss	—	—	—	(38,708)	—	(38,708)
Change in unrealized gains on marketable investment securities	—	—	—	—	22	22

Total comprehensive loss						(38,686)
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	839	9	1,937	—	—	1,946
Share-based payment expense	—	—	5,800	—	—	5,800

Balance at June 30, 2011	26,053	261	203,301	(85,659)	47	117,950
Comprehensive Income:
Net loss	—	—	—	(31,209)	—	(31,209)
Change in unrealized gains on marketable investment securities	—	—	—	—	(43)	(43)

Total comprehensive loss						(31,252)
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	741	7	1,160	—	—	1,167
Share-based payment expense	—	—	1,507	—	—	1,507

Balance at June 30, 2012	26,794	$268	$205,968	$(116,868)	$4	$89,372

See accompanying notes to financial statements.

MYREXIS, INC.

Statements of Cash Flows

Years ended June 30, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(31,209)	$(38,708)	$(46,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,282	1,661	1,347
Loss on impairment of assets	281	1,112	224
Share-based compensation expense	1,507	4,832	5,800
Gain on sale of marketable investment securities	(3)	(5)	(43)
Gain on sale of assets	(266)	—	—
Changes in operating assets and liabilities:
Prepaid expenses	1,669	(1,414)	(213)
Other assets	(4)	—	(206)
Accounts payable	(1,013)	(711)	1,927
Accrued liabilities	(18)	(222)	(2,253)

Net cash used in operating activities	(27,774)	(33,455)	(40,368)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	(55)	(93)	(2,135)
Proceeds from sale of assets	450	—	—
Purchase of marketable investment securities	(232,439)	(142,428)	(183,875)
Proceeds from sale of marketable investment securities	82,500	29,099	32,794
Proceeds from maturity of marketable investment securities	176,669	128,209	98,779

Net cash provided by (used in) investing activities	27,125	14,787	(54,437)

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	1,167	1,946	2,344

Net cash provided by financing activities	1,167	1,946	2,344

Net increase (decrease) in cash and cash equivalents	518	(16,722)	(92,461)
Cash and cash equivalents at beginning of year	19,189	35,911	128,372

Cash and cash equivalents at end of year	$19,707	$19,189	$35,911

Supplemental cash flow information:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	43	22	(436)

See accompanying notes to financial statements.

MYREXIS, INC.

Notes to Financial Statements

June 30, 2012, 2011, and 2010

(1)	Organization and Summary of Significant Accounting Policies

(a)	Organization and Business Description

Myrexis, Inc. (“Myrexis” or the “Company”) is a biopharmaceutical company that has generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. The Company currently retains all rights to all of its drug candidates and programs across all geographic markets and therapeutic indications.

In September 2011, the Company announced that it had completed an in-depth review of our drug development pipeline, incorporating extensive inputs from both internal and independent external analyses. As a result, the Company made a strategic business decision to suspend any further development of its lead drug candidate Azixa, which was in Phase 2 development for the treatment of advanced primary and metastatic tumors with brain involvement. This decision was not based on any single factor. The review took into consideration the accumulated data from its clinical trials, the evolving competitive environment in Glioblastoma multiforme, or GBM, including ongoing studies of competitive drug candidates that are in more advanced stages of development, inputs from key opinion leaders, updated cost and timing estimates, and other factors affecting the risks and opportunities relating to the development of Azixa. On the basis of these inputs, the Company concluded that completing the Phase 2b clinical trial it had underway would require a disproportionate investment of time and resources relative to its likelihood of technical and regulatory success, when compared to the Company’s other programs. Following this decision, in November 2011, Myrexis announced a corporate reorganization to realign its resources with its development strategy and clinical initiatives following the suspension of further development of Azixa. The reorganization included an immediate reduction in its workforce by 15 employees or approximately 20%.

In February 2012, the Company announced that it had suspended development activity on all of its preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, the Company initiated an alignment of its resources involving a phased reduction in its workforce from approximately 59 employees to 10 current employees.

Based on the Company’s evaluation of strategic alternatives, it determined to pursue the acquisition of one or more commercial-stage biopharmaceutical assets, with the goal of building a commercial-stage biopharmaceutical company by optimizing their performance and profitability. Integral to these efforts, on May 11, 2012, the Company announced a change in management, including the appointment of Richard B. Brewer as President and Chief Executive Officer and David W. Gryska as Chief Operating Officer, collectively bringing an extensive track record of commercializing, acquiring and marketing pharmaceutical products throughout their careers. In addition, both Mr. Brewer and Mr. Gryska were appointed as members of the Board of Directors.

On August 15, 2012, the Company announced the death of Richard B. Brewer, its President and Chief Executive Officer. The Board of Directors appointed David W. Gryska as the acting President and Chief Executive Officer while considering succession plans. In addition, the Board of Directors is further evaluating our strategic direction in light of this development and the Company’s progress to date in identifying attractive biopharmaceutical assets.

The Company does not know if it will be successful in pursuing any strategic alternative or that any transaction will occur; however, the Company is committed to pursuing a strategic direction that its Board of Directors believes is in the best interests of its shareholders. During this period, the Company continues to actively pursue business development opportunities for each of its programs. However, despite its significant efforts to identify and attract third parties to whom it could out-license or sell these assets for further development, the Company has been unsuccessful to date.

(b)	Use of Estimates

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires Myrexis management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include assessment of impairment of long-lived assets, the carrying amount of certain accrued liabilities and share-based compensation. Actual results could differ from those estimates presented herein.

(c)	Cash and Cash Equivalents

The Company considers all cash on deposit, money market accounts, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. The Company maintains cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.

(d)	Loss Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period.

For the year ended June 30, 2012, there were outstanding potential common equivalent shares of 2,648,774 compared to 2,613,945 and 2,004,904, in the same periods in 2011 and 2010 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

The calculation of diluted loss per share is the same as the basic loss per share since the inclusion of any potentially dilutive securities would be anti-dilutive.

(e)	Fair Value Disclosure

At June 30, 2012 and 2011, the carrying value of the Company’s other receivables, accounts payable and accrued expenses approximates fair value, principally because of the short term nature of the assets and liabilities.

(f)	Revenue Recognition

Research revenue is comprised of research services related to short-term research agreements. Research revenue reflects revenues earned utilizing the Company’s prior expertise to identify and characterize protein-protein interactions. In connection with the Company’s March 2011 corporate reorganization, it stopped all contract research services activity.

(g)	Research and Development Expenses

Research and development expenses consist primarily of costs associated with the clinical trials of the Company’s product candidates, development materials, compensation and related benefits for research and development personnel, costs for consultants, and various overhead costs. Research and development costs are expensed as incurred. In February 2012, the Company suspended activity on all of its preclinical and clinical programs.

(h)	General and Administrative Expenses

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

(i)	Equipment Held for Sale

In conjunction with the suspension of all development activities, the Company has evaluated its equipment and management has committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $1.0 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. The Company expects to sell these assets by the end of calendar year 2012.

(j)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to fifteen years. For the years ended June 30, 2012, 2011, and 2010, the Company recorded depreciation expense of $1.3 million, $1.7 million, and $1.3 million, respectively.

(k)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the years ended June 30, 2012, 2011 and 2010, $0.3 million, $1.1 million and $0.2 million, respectively, was recorded for impairment of assets, and is included in general and administrative expenses in the statement of operations.

(l)	Other Assets

Other assets are comprised of purchased intellectual property, a purchased library of chemical compounds and a security deposit for the sublease agreement entered into with Myriad Genetics, Inc. (“MGI”), the Company’s former parent, to provide for the lease of office and laboratory space and a sublease for office space in Monterey, CA. Management reviews the valuation of these investments for possible impairment as changes in facts and circumstances indicate that potential impairment should be assessed.

The library of chemical compounds and related purchased intellectual property were fully amortized during the year ended June 30, 2010. Myrexis has also reassessed the useful lives of its other assets and has determined that the estimated useful lives are appropriate.

For the years ended June 30, 2012, 2011, and 2010, the Company recorded amortization expense of $0, $0, and $95,000, respectively, related to these assets.

As of June 30, 2012, other assets is comprised of only security deposits for the sublease agreement entered into with MGI and a sublease for office space in Monterey, CA.

(m)	Income Taxes

The Company recognizes income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

(n)	Share-based Compensation

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

The Company has classified its marketable investment securities as available-for-sale. These securities are carried at estimated fair value with unrealized holding gains and losses, net of the related tax effect, included in accumulated other comprehensive loss in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer or declines in credit risk, (iii) the length of time a security is in an unrealized loss position and (iv) the Company more likely than not, holding securities for a period of time sufficient to allow for any anticipated recovery in fair value. The Company recognized no impairments on available-for-sale securities for the years ended June 30, 2012, 2011 and 2010.

(p)	Segment and Related Information

The Company operates in one reportable business segment, pharmaceutical development and related research activities.

The Company’s revenues were derived from research performed in the United States. Additionally, all of the Company’s long-lived assets are located in the United States.

(q)	Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation. For the year ended June 30, 2011, the Company reclassified $1.1 million in impairment charges from other income (expense) to general and administrative in the statement of operations.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at June 30, 2012 and 2011 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2012:
Available-for-sale:
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	53,989	2	—	53,991
Federal agency issues	15,679	2	—	15,681

Total	$89,375	$4	$—	$89,379

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2011:
Available-for-sale:
Money market funds	$18,071	$—	$—	$18,071
Corporate bonds and notes	13,963	12	—	13,975
Federal agency issues	82,431	40	(6)	82,465

Total	$114,465	$52	$(6)	$114,511

Cash and cash equivalents of $19.7 million at June 30, 2012 consist of cash and money market funds. In addition, the Company holds $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of June 30, 2012 and 2011. Maturities of debt securities classified as available-for-sale are as follows at June 30, 2012 (in thousands):

	Amortized cost	Estimated fair value
Available-for-sale:
Due within one year	$68,668	$68,670
Due after one year through three years	1,000	1,002

	$69,668	$69,672

(3)	Fair Value Measurements

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

Level 3—unobservable inputs.

The majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured:

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	—	53,991	—	53,991
Federal agency issues	—	15,681	—	15,681

Total	$19,707	$69,671	$—	$89,379

	Level 1	Level 2	Level 3	Total
June 30, 2011
Money market funds	$18,071	$—	$—	$18,071
Corporate bonds and notes	—	13,975	—	13,975
Federal agency issues	—	82,465	—	82,465

Total	$18,071	$96,440	$—	$114,511

As of June 30, 2012 and 2011, the Company has no investments which were measured using unobservable (Level 3) inputs.

In conjunction with the suspension of all development activities, the Company has evaluated its equipment and management has committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $1.0 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. The fair value of the equipment was determined by using broker quotes for similar assets. The Company has classified the inputs used for determining the fair value of these assets as Level II in the fair value hierarchy.

(4)	Leases

The Company entered into a sublease agreement with MGI effective July 1, 2009, as amended on November 11, 2009, and February 19, 2010, that provides for the sublease of certain office and laboratory space. The sublease for the Company’s facility took effect January 4, 2010 for a period of three years from the commencement date with the option to extend for an additional four three-year periods. In addition, the Company entered into a sublease agreement on June 1, 2012 that provides for the sublease of certain office space in Monterey, CA. The sublease for this office space took effect July 1, 2012 for a period of one year from the commencement date with the option to extend for an additional two one year periods. Rental expense for the years ended June 30, 2012, 2011 and 2010 was $3.8 million, $3.8 million and $3.6 million, respectively. The table below is reflective of the facility subleases. As of June 30, 2012 the future minimum lease payments under the sublease agreements are as follows (in thousands):

Fiscal year ending:
2013	$2,104

$2,104

(5)	Share-Based Compensation

Myrexis Share-Based Compensation Plans

The Company adopted two equity incentive plans, the Myrexis, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myrexis, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). At June 30, 2012, the Company was authorized to issue a total of 8.6 million shares under the plans. The number of shares of common stock reserved for issuance under the Equity Incentive Plan is subject to increase pursuant to an “evergreen” provision, which provides for an annual increase equal to the lesser of 2,400,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the Board of Directors may determine. The Board of Directors determined not to increase the number of shares reserved under the Equity Incentive Plan as of July 1, 2012. The number of shares of common stock reserved for issuance under the ESPP is subject to increase pursuant to an “evergreen” provision, which provides for an annual increase equal to the lesser of 500,000 shares, 2% of the Company’s then outstanding shares of common stock, or such other amount as the Board of Directors may determine. The Board of Directors determined not to increase the number of shares reserved under the ESPP as of July 1, 2012.

The Equity Incentive Plan provides for the issuance of common stock based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity based awards to the Company’s directors, officers, employees and consultants.

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

The exercise price of options granted during the period ended June 30, 2012, 2011 and 2010 was equivalent to the fair value of the stock on the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. As of June 30, 2012, 1,487,299 shares were available for future grant under the Equity Incentive Plan and 949,850 shares were available for purchase under the Myrexis ESPP.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended June 30:

	2012	2011	2010
Risk-free interest rate	0.9%	1.4%	2.1%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	6.0 -7.0	6.0 -7.0	3.6 -4.0
Expected volatility	77.5%	75.4%	65.7%

Expected option lives and volatilities are based on historical data and other factors.

A summary of option activity is as follows:

	2012		2011		2010
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	3,248,984	$3.42	3,592,227	$3.28	3,592,372	$2.42
Options granted	1,097,400	2.79	844,060	3.84	1,326,064	4.61
Less:
Options exercised	(536,985)	1.63	(562,562)	2.22	(954,522)	1.73
Options canceled or expired	(1,181,390)	3.92	(624,741)	4.26	(371,687)	3.80

Options outstanding at end of year	2,628,009	3.30	3,248,984	3.42	3,592,227	3.28

Options exercisable at end of year	1,409,760	3.38	1,542,307	2.76	1,525,053	2.36

Options vested and expected to vest	2,450,823	3.33	3,086,509	3.38	3,316,003	3.19

Weighted average fair value of options granted during the year		1.84		2.53		2.33

The following table summarizes information about the stock options outstanding under the Equity Incentive Plan for both Myrexis and MGI employees at June 30, 2012:

Range of exercise prices	Options outstanding			Options exercisable
	Number outstanding at June 30, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2012	Weighted average exercise price
$ 0.59 - 2.75	884,287	7.00	$2.29	399,287	$1.74
2.78 - 3.56	702,224	4.86	3.08	279,532	3.30
3.65 - 4.67	931,740	6.36	4.24	661,645	4.25
4.73 - 4.83	109,758	4.57	4.83	69,296	4.83

	2,628,009	6.10	3.30	1,409,760	3.37

The fair-value of each Myrexis stock option issued pursuant to the separation was based on an allocation of the unamortized fair-value of the original MGI stock option from which it was derived. Myrexis recognizes share-based compensation expense relating to both Myrexis and MGI options held by current directors, officers, employees and consultants of Myrexis. Share-based compensation expense relating to Myrexis options held by current and former directors, officers, employees and consultants of MGI will be recognized by MGI.

As of June 30, 2012, unrecognized compensation expense related to the unvested portion of MGI’s stock options granted to Myrexis employees and the unvested portion of Myrexis stock options granted was approximately $1.3 million and will be recognized over a weighted-average period of 2.41 years.

The total intrinsic value of options exercised during the fiscal year ended June 30, 2012, 2011 and 2010 was $0.7 million, $1.0 million and $3.4 million, respectively. The aggregate intrinsic value of options outstanding was approximately $0.3 million and the aggregate intrinsic value for options fully vested was approximately $0.3 million as of June 30, 2012.

On December 8, 2011, the Company issued 53,400 restricted stock units under the Equity Incentive Plan at a fair value of $2.82. On May 11, 2012, the Company issued 2,139,230 restricted stock units (1,069,615 units to each of the Company’s then serving President and Chief Executive Officer and its Chief Operating Officer) under the Equity Incentive Plan at a fair value of $2.75. The restricted stock units issued on May 11, 2012 include certain performance conditions as well as market conditions. As of June 30, 2012, the performance criteria were not probable of being achieved; therefore, no stock-based compensation expense recorded during the year ended June 30, 2012. The units that were issued to the Company’s then serving President and Chief Executive Officer, Richard B. Brewer, expired by their terms upon his death on August 15, 2012. If specific performance conditions are met with respect to the restricted stock units issued to the Company’s Chief Operating Officer, a substantial expense could be incurred. As of June 30, 2012, the unrecognized compensation expense related to unvested restricted stock units was approximately $0.1 million and will be recognized over a weighted-average period of 1.0 year.

Activity with respect to outstanding restricted stock units for the fiscal years ended June 30, 2012, 2011 and 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Balance at June 30, 2009	—	$—
Granted	284,740	4.03
Cancelled	(52,550)	4.03
Vested	(87,724)	4.03

Balance at June 30, 2010	144,466	4.03

	Number of shares	Weighted average grant date fair value
Balance at June 30, 2010	144,466	$4.03
Granted	141,094	3.86
Cancelled	(54,657)	3.97
Vested	(55,302)	4.03

Balance at June 30, 2011	175,601	3.91

	Number of shares	Weighted average grant date fair value
Balance at June 30, 2011	175,601	$3.91
Granted	2,192,630	2.75
Cancelled	(114,277)	3.47
Vested	(72,302)	3.94

Balance at June 30, 2012	2,181,652	2.77

For the years ended June 30, 2012, 2011 and 2010, Myrexis employees purchased 131,617, 221,191 and 197,342 shares, respectively, under the Myrexis ESPP. Compensation expenses associated with Myrexis employees participating in the Myrexis ESPP for the years ended June 30, 2012, 2011 and 2010 were approximately $206,000, $360,000, and $318,000, respectively. The fair value of shares issued under the Myrexis ESPP was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30:

	2012	2011	2010
Risk-free interest rate	0.05%	0.2%	0.2%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	77%	75%	75%

Share-based compensation expense recognized for Myrexis employees included in the statement of operations for the fiscal years ended June 30, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Research and development	$595	$2,086	$2,455
General and administrative	912	2,746	3,345

Total employee stock-based compensation expense	$1,507	$4,832	$5,800

(6)	Income Taxes

Income tax expense (benefit) consists of the following:

(In thousands)	Year ended June 30,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	—	—	—

Total Current	—	—	—

Deferred:
Federal	(9,991)	(13,032)	(18,007)
State	(1,606)	(2,380)	(2,900)
Change in valuation allowance	11,597	15,412	20,907

Total Deferred	—	—	—

Total income tax expense (benefit)	$—	$—	$—

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2012	2011	2010
Federal income tax expense at the statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.3)	(3.3)	(3.3)
Research and development credits, net of the federal tax on state credits	(0.9)	(5.9)	(1.7)
Tax basis differences from spin off transaction	—	—	(5.7)
Incentive stock option and employee stock purchase plan expense	0.8	2.3	—
Uncertain tax positions, net of federal benefit on state positions	0.3	1.1	0.2
Change in valuation allowance	37.1	39.8	44.5

	—%	—%	—%

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30,:

(In thousands)	Year ended June 30,
	2012	2011
Net operating loss carry-forwards	$40,026	$28,699
Intangible asset basis difference	1,216	1,319
Accrued vacation	44	236
Stock compensation expense	3,057	2,914
Research and development credits	3,364	3,069
Property, plant and equipment	794	589
Other, net	82	35
Liability for unrecognized tax benefits	(666)	(541)

Total net deferred tax assets before valuation allowance	47,917	36,320
Less valuation allowance	(47,917)	(36,320)

Net deferred tax assets	$—	$—

Due to losses incurred, the Company has determined that it is not more likely than not that the Company’s deferred tax assets will be realized. Accordingly, a valuation allowance has been established for the full amount of the Company’s deferred tax assets. The valuation allowance increased $11.6 million, $15.4 million and $20.9 million for the years ended June 30, 2012, 2011 and 2010, respectively.

At June 30, 2012, the Company had total federal and state tax net operating loss carry-forwards of approximately $107.3 million. If not utilized, the federal operating loss carry-forwards will expire beginning in 2030 through 2032, and the state net operating loss carry-forwards will expire beginning in 2025 through 2027. The Company had approximately $2.7 million of federal research tax credits, which can be carried forward to reduce federal income taxes. If not utilized, the federal research credits will expire beginning in 2030 through 2032. Additionally, the Company had approximately $1.1 million of Utah research tax credits, which can be carried forward to reduce Utah income taxes. If not utilized, the Utah research tax credit carry-forwards will expire beginning in 2024 through 2026. The net operating loss and research credit carry-forwards are not subject to the limitations imposed by Section 382 of the Internal Revenue Code.

Approximately $15.8 million of net operating losses result from ‘excess tax benefits’ as defined by ASC guidance. As such, they are not included in deferred tax assets. They will be recognized as additional paid-in-capital only upon realization of the tax benefit.

On March 29, 2012, in an effort to protect the use of its carry-forward tax benefits, the Company adopted a Tax Benefits Preservation Rights Plan that discourages significant changes in ownership of the Company’s stock that might limit the use of its carry-forward tax benefits.

The Company has adopted the provisions of ASC Topic 740 Subtopic 10 Section 05, which addresses the accounting for uncertainty in tax positions. The guidance requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2012	2011	2010
Unrecognized tax benefits at beginning of year	$541	$90	$—
Gross increases—current year tax positions	125	451	90

Unrecognized tax benefits at end of year	$666	$541	$90

Approximately $666,000 of the total unrecognized tax benefits as of June 30, 2012, if recognized, would affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company files U.S. and various state income tax returns. The 2009, 2010 and 2011 tax years remain subject to examination by the respective tax authorities. The Company’s federal tax return and state tax returns are not currently under examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of the Company’s tax returns. However, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

(7)	Stockholders’ Equity

Comprehensive loss

The components of the Company’s comprehensive loss are as follows:

	June 30,
(In thousands)	2012	2011
Net loss	$(31,209)	$(38,708)
Other comprehensive loss:
Change in unrealized gain on marketable securities	(43)	22

Total comprehensive loss	$(31,252)	$(38,686)

(8)	Employee Deferred Savings Plan

During fiscal years 2012, 2011 and 2010, Myrexis employees participated in a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Myrexis employees were covered by the plan. Myrexis made matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. Myrexis contributions to the plan were $240,000, $470,000, and $552,000, for the years ended June 30, 2012, 2011, and 2010, respectively.

(9)	NOL Rights Agreement

In March 2012, the Company adopted a Tax Benefits Preservation Rights Plan in the form of a Rights Agreement designed to help protect and preserve its substantial tax attributes primarily associated with net operating loss carryforwards (NOLs) and research tax credits, under Sections 382 and 383 of the Internal Revenue Code. The Tax Benefits Preservation Rights Plan is similar to plans adopted by numerous other public companies with significant NOLs. The Tax Benefits Preservation Rights Plan replaces the Shareholder Rights Plan that Myrexis adopted in 2009, which the Myrexis Board of Directors terminated immediately prior to the adoption of the Rights Agreement.

Myrexis’ ability to generate a tax benefit through the use of its tax attributes would be substantially limited in the event of an “ownership change” under Sections 382 and 383 of the Internal Revenue Code, including if shareholders who own (or are deemed to own) 5% or more of Myrexis’ stock increase their collective ownership in Myrexis by more than 50 percentage points over a rolling three-year period. The Tax Benefits Preservation Rights Plan is intended to reduce the likelihood of an unintended 50% “ownership change” occurring through the buying and selling of Myrexis common stock. The Board of Directors believes that the plan serves the interests of all shareholders as it is designed to protect the use of its tax attributes.

As part of the plan, on March 29, 2012, Myrexis’ Board of Directors declared a dividend of one preferred share purchase right for each share of Myrexis common stock outstanding as of April 9, 2012. Any shares of Myrexis common stock issued after the record date will be issued together with the rights. The rights are not currently exercisable and initially will trade only with shares of Myrexis common stock. However, effective upon the initial public announcement of the Rights Agreement, if any person or group acquires 4.99% or more of the outstanding shares of Myrexis common stock, or if a person or group that already owned 4.99% or more of Myrexis common stock at such time acquires additional shares representing 0.1% or more of the outstanding shares of Myrexis common stock, then, subject to certain exceptions, there would be a triggering event under the plan and the rights would separate from the common stock and become exercisable for shares of Myrexis common stock having a market value equal to twice the exercise price, resulting in significant dilution in the ownership interest of the acquiring person or group. Myrexis’ Board of Directors has the discretion to exempt in advance any acquisition of common stock from the provisions of the plan if it determines that doing so would not limit or impair the availability of the NOLs. Myrexis’ Board of Directors also has the ability to terminate the plan at any time, including but not limited to in connection with a transaction, if it determines that doing so would be in the best interests of the shareholders.

The rights issued under the plan will expire on March 29, 2015. The rights may also expire on an earlier date upon the occurrence of certain events, including a determination by Myrexis’ Board that the Tax Benefits Preservation Rights Plan is no longer necessary for the preservation of tax attributes, or the beginning of a taxable year of Myrexis to which the Board determines that no tax attributes may be carried forward. The rights may also be redeemed, exchanged or terminated prior to their expiration.

(10)	Commitments and Contingencies

MGI had entered into a license agreement for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa with Maxim Pharmaceuticals, Inc. and Cytovia, Inc. All licensed rights of Maxim and Cytovia were subsequently acquired by EpiCept Corporation, and Maxim, Cytovia and

EpiCept are collectively referred to herein as EpiCept. Pursuant to the separation agreement with MGI, Myrexis assumed all rights and obligations under this license agreement, including an obligation to pay EpiCept milestone payments upon the occurrence of potential future events.

In September 2011, Myrexis announced that it had suspended any further development of Azixa. On August 28, 2012, Myrexis provided EpiCept notice of termination of the license agreement following its election to terminate all of its efforts to develop and commercialize Azixa in any major market as such products and markets are defined in the agreement. As a result of the termination of the agreement, all rights and licenses granted under the agreement by EpiCept have terminated and reverted to EpiCept. Myrexis has no further obligation for royalty or milestone payments to EpiCept as a result of this notice to terminate.

Various legal claims have been filed against Myrexis that relate to the ordinary course of business and are currently pending resolution. In the opinion of management and upon consultation with legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the financial position or future results of operations of Myrexis.

(11)	Other Income

Other income was $0.6 million, $1.7 million and $1.2 million for the years ended June 30, 2012, 2011 and 2010, respectively. Other income in the year ended June 30, 2012 includes interest income, realized gains on Myrexis’ marketable securities and $0.3 million in gains on the disposal of equipment. Other income in the year ended June 30, 2011 includes a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code, interest income and realized gains on Myrexis’s marketable securities. Other income for the same period in 2010 reflects interest income and realized gains on Myrexis’s marketable securities, offset by a loss on disposal of assets of $0.2 million.

(12)	Reorganization

On November 18, 2011, Myrexis announced a corporate reorganization reducing the Company’s workforce by 20%. In connection with this announcement, the Company recorded severance costs of approximately $0.6 million. These expenses are reflected in the statement of operations, including $50,000 in general and administrative and $550,000 in research and development for the year ended June 30, 2012.

On March 1, 2012, Myrexis announced an alignment of the Company’s resources following the February 2012 announcement to suspend development activities of all its preclinical and clinical programs. The alignment included a phased reduction in the Company’s workforce. The Company currently has 10 employees. In connection with the resource alignment, the Company recorded severance costs of approximately $3.6 million in the year ended June 30, 2012. Of this amount, $2.5 million was paid during the year ended June 30, 2012, and $1.1 million was accrued and is expected to be paid during the first fiscal quarter of 2013. These expenses are reflected in the statement of operations, including $1.0 million in general and administrative and $2.6 million in research and development for the year ended June 30, 2012.

In addition, Myrexis recorded severance expenses of $0.7 million related to the departure of Adrian Hobden, former President and CEO and Wayne Laslie, former COO. These expenses are reflected in the statement of operations in general and administrative for the year ended June 30, 2012.

On May 11, 2012, Myrexis announced its Board of Directors had appointed Richard B. Brewer as President and Chief Executive Officer, and David W. Gryska as Chief Operating Officer. In addition, both Mr. Brewer and Mr. Gryska were appointed to Myrexis’ Board of Directors. In connection with these management changes, Robert J. Lollini stepped down as President and Chief Executive Officer and will continue on Myrexis’ Board for a transition period through November 15, 2012. The Company recorded severance expense of $0.8 million for Mr. Lollini in addition to severance costs previously mentioned during the year ended June 30, 2012. This severance was paid during the year ended June 30, 2012.

On August 15, 2012, Myrexis announced the death of its President and Chief Executive Officer, Richard B. Brewer. David W. Gryska is currently serving as the acting President and Chief Executive Officer while the Board of Directors considers succession plans.

Also, in conjunction with the March 2012 reorganization, the Company determined that there were indicators of impairment of certain fixed assets, based on quoted market prices, and evaluated whether the carrying value of assets with impairment indicators is recoverable. Management concluded that $281,000 of impairment loss should be recognized during the year. This expense is reflected in the statement of operations in general and administrative for the year ended June 30, 2012.

The Company has evaluated its equipment and management has committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $1.0 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. The Company expects to sell these assets by the end of calendar year 2012.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Separation and Distribution Agreement, dated June 30, 2009, by and between the Registrant and Myriad Genetics, Inc.		8-K (Exhibit 2.1)	7/7/09	001-34275

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K (Exhibit 3.1)	9/13/10	001-34275

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock		10-K (Exhibit 3.1.1)	9/13/10	001-34275

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant		10-K (Exhibit 3.1.2)	9/13/10	001-34275

3.1.3	Amended Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock		8-K (Exhibit 3.1)	3/30/12	001-34275

3.2	Amended and Restated Bylaws of the Registrant		10-K (Exhibit 3.2)	9/13/10	001-34275

4.1	Form of Common Stock Certificate of the Registrant	X

4.2	Shareholder Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC, dated June 30, 2009, which includes as Exhibit B the form of Right Certificate		8-A (Exhibit 4.1)	6/30/09	001-34275

4.2.1	First Amendment, dated March 29, 2012, to Shareholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated June 30, 2009		8-K (Exhibit 4.1)	3/30/12	001-34275

4.3	Tax Benefits Preservation Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated March 29, 2012, which includes as Exhibit B the Form of Right Certificate		8-K (Exhibit 4.2)	3/30/12	001-34275

Lease Agreements

10.1	Sublease Agreement, effective July 1, 2009, by and between the Registrant and Myriad Genetics, Inc.		8-K (Exhibit 10.2)	7/7/09	001-34275

10.1.1	Amendment No. 1, effective November 11, 2009, to Sublease Agreement, effective July 1, 2009, by and between the Registrant and Myriad Genetics, Inc.		10-Q (Exhibit 10.1)	11/12/09	001-34275

10.1.2	Amendment No. 2, dated February 19, 2010, to Sublease Agreement, effective July 1, 2009, by and between the Registrant and Myriad Genetics, Inc.		10-Q (Exhibit 10.2)	5/17/10	001-34275

Equity Compensation Plans

*10.2	2009 Employee, Director and Consultant Stock Plan, as amended (the “2009 Plan”)	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

*10.2.1	Form of Stock Option Agreement under the 2009 Plan		10/A (Exhibit 10.6.1)	6/8/09	001-34275

*10.2.2	Form of Restricted Stock Unit Agreement under the 2009 Plan		10/A (Exhibit 10.6.2)	6/8/09	001-34275

*10.2.3	Form of Incentive Stock Option Agreement under the 2009 Plan for Rollover Options issued under the Myriad Genetics, Inc. 2003 Employee, Director and Consultant Stock Option Plan, as amended (the “MGI 2003 Plan”)		10/A (Exhibit 10.6.3)	6/8/09	001-34275

*10.2.4	Form of Non-Qualified Stock Option Agreement under the 2009 Plan for Rollover Options issued under the MGI 2003 Plan		10/A (Exhibit 10.6.4)	6/8/09	001-34275

*10.2.5	Form of Incentive Stock Option Agreement under the 2009 Plan for Rollover Options issued under the Myriad Genetics, Inc. 2002 Employee, Director and Consultant Stock Option Plan, as amended (the “MGI 2002 Plan”)		10/A (Exhibit 10.6.5)	6/8/09	001-34275

*10.2.6	Form of Non-Qualified Stock Option Agreement under the 2009 Plan for Rollover Options issued under the MGI 2002 Plan		10/A (Exhibit 10.6.6)	6/8/09	001-34275

*10.2.7	Form of Restricted Stock Unit Award Agreement under the 2009 Plan entered into between the Registrant and each of Richard B. Brewer and David W. Gryska on May 11, 2012		8-K (Exhibit 10.4)	5/11/12	001-34275

*10.3	2009 Employee Stock Purchase Plan		10/A (Exhibit 10.7)	6/8/09	001-34275

Agreements with Executive Officers and Directors

10.4	Form of Indemnification Agreement between the Registrant and its directors and officers		10/A (Exhibit 10.8)	5/29/09	001-34275

*10.5	Non-Employee Director Compensation Policy, as amended November 11, 2010		10-Q (Exhibit 10.1)	2/9/11	001-34275

*10.6	Form of Employment Agreement between the Registrant and its officers		10-K (Exhibit 10.10)	9/28/09	001-34275

*10.7	Executive Severance and Change in Control Agreement by and between the Registrant and Adrian N. Hobden, dated February 1, 2010		8-K (Exhibit 10.1)	2/4/10	001-34275

*10.8	Form of Executive Severance and Change in Control Agreement entered into between the Registrant and each of Wayne Laslie and Robert Lollini on February 1, 2010		8-K (Exhibit 10.2)	2/4/10	001-34275

*10.9	Separation Agreement by and between the Registrant and Adrian N. Hobden, dated July 21, 2011		8-K (Exhibit 10.1)	7/22/11	001-34275

*10.10	Offer Letter by and between the Registrant and Robert J. Lollini, dated September 9, 2011		8-K (Exhibit 10.1)	9/12/11	001-34275

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

*10.11	First Amendment, dated September 9, 2011, to Executive Severance and Change in Control Agreement by and between the Registrant and Robert J. Lollini, dated February 1, 2010		8-K (Exhibit 10.2)	9/12/11	001-34275

*10.12	Offer Letter by and between the Registrant and Andrea Kendell, dated September 22, 2011		8-K/A (Exhibit 10.1)	9/28/11	001-34275

*10.13	Executive Severance and Change in Control Agreement by and between the Registrant and Andrea Kendell, dated September 22, 2011		8-K/A (Exhibit 10.2)	9/28/11	001-34275

10.14	Agreement by and between the Registrant and Jason M. Aryeh, dated October 18, 2011		8-K (Exhibit 10.2)	10/21/11	001-34275

*10.15	Separation Agreement by and between the Registrant and Wayne Laslie, dated December 13, 2011		8-K (Exhibit 10.1)	12/14/11	001-34275

*10.16	Separation and Consulting Agreement by and between the Registrant and Robert J. Lollini, dated May 11, 2012		8-K (Exhibit 10.1)	5/11/12	001-34275

*10.17	Employment Agreement by and between the Registrant and Richard B. Brewer, dated May 9, 2012		8-K (Exhibit 10.2)	5/11/12	001-34275

*10.18	Employment Agreement by and between the Registrant and David W. Gryska, dated May 9, 2012		8-K (Exhibit 10.3)	5/11/12	001-34275

Other Material Agreements

10.19	Agreement by and among the Registrant and MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC, and MSMB Capital Management LLC, dated October 18, 2011		8-K (Exhibit 10.1)	10/21/11	001-34275

10.20	Letter Agreement by and between the Registrant and Martin Shkreli, dated October 18, 2011		8-K (Exhibit 10.3)	10/21/11	001-34275

10.21	Letter Agreement by and among the Registrant, Bulldog Investors, and Brooklyn Capital Management LLC, dated August 6, 2012		8-K (Exhibit 10.1)	8/10/12	001-34275

10.22	Letter Agreement by and among the Registrant, MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC and MSMB Capital Management LLC, dated August 8, 2012		8-K (Exhibit 10.2)	8/10/12	001-34275

10.23	Letter Agreement by and between the Registrant and Martin Shkreli, dated August 8, 2012		8-K (Exhibit 10.3)	8/10/12	001-34275

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002	X

101**	The following materials from Myrexis, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements	X

*	Management contract, compensatory plan or arrangement.
†	Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.