Form 10-K/A
period 2012-06-30
Myrexis, Inc.
filed 2012-10-29
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $69,028,808. As of October 25, 2012 the registrant had 26,817,294 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Myrexis, Inc. (the “Registrant”) for the year ended June 30, 2012 as filed on September 13, 2012 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

THE BOARD OF DIRECTORS

Our Restated Certificate of Incorporation, as amended, and Restated By-Laws provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our Board of Directors currently consists of eight members, classified into three classes as follows: (1) Jason M. Aryeh, Timothy R. Franson, David W. Gryska and Robert J. Lollini constitute the Class I directors with a term ending at the 2013 annual meeting, however Mr. Lollini will be resigning from the Board of Directors on November 15, 2012; (2) John T. Henderson and Robert Forrester constitute the Class II directors with a term ending at the 2014 annual meeting; and (3) Gerald P. Belle and Dennis H. Langer constitute the Class III directors with a term ending at the 2012 annual meeting.

Effective on October 18, 2011, we entered into agreements with MSMB Healthcare LP and certain of its affiliated funds and entities, referred to hereinafter collectively as MSMB Healthcare, and with Jason M. Aryeh, relating to a notice we received from MSMB Healthcare stating MSMB Healthcare’s intention to nominate two individuals, including Mr. Aryeh, for election as Class II directors of the Board of Directors at the 2011 annual meeting, and its intended proxy solicitation in connection therewith. Pursuant to these agreements, on October 19, 2011, the Board of Directors, accepting the recommendation of the Nominating and Governance Committee of the Board, increased the size of the Board of Directors from six to seven members, and appointed Mr. Aryeh to the Board of Directors as a Class I director to serve in accordance with our Bylaws until the 2013 annual meeting and thereafter until his successor is duly elected and qualified. Mr. Aryeh was also appointed as a member of the Strategy Review Committee of the Board. Pursuant to these agreements, MSMB Healthcare agreed to withdraw its nominations for the upcoming annual meeting and terminate any solicitations in connection therewith, and MSMB Healthcare and Mr. Aryeh have agreed to certain standstill and voting covenants until the completion of, and except in connection with, our 2013 annual meeting. MSMB Healthcare and Mr. Aryeh have each agreed during the standstill period not to, among other things, engage in or otherwise facilitate any proxy solicitation with respect to the securities of Myrexis, acquire or announce an intention to acquire any Myrexis voting securities which would result in such person (together with its or his respective affiliates) owning 5% or more of Myrexis’ voting securities, seek to place any individual on the Board of Directors other than as recommended by the Board of Directors, or become a participant in any election contest involving Myrexis. Martin Shkreli, the Managing Member of the General Partner of MSMB Healthcare LP, has also entered into a letter agreement with us, effective October 18, 2011, pursuant to which he has agreed to be bound by the terms and conditions of the agreement by and among us and MSMB Healthcare.

On August 9, 2012, we entered into a second letter agreement, dated August 8, 2012, with MSMB Healthcare, referred to hereinafter as the 2012 MSMB Letter Agreement. The 2012 MSMB Letter Agreement requires that, through the completion of the 2013 annual meeting, the shareholdings of MSMB Healthcare, Mr. Shkreli and their affiliates must at all times represent less than 4.99% ownership in Myrexis. Also through the completion of the 2013 annual meeting, MSMB Healthcare, Mr. Shkreli and their affiliates must vote the shares of common stock they own on any matter presented to our stockholders for their vote as the Board recommends. The voting requirement is subject to the condition that Mr. Aryeh is included in the Board majority approving the recommendation or, if he abstains or otherwise does not vote as a member of the Board on the matter, that he concurs with the Board’s recommendation. To the extent that the 2012 MSMB Letter Agreement contains provisions which are in addition to or inconsistent with provisions of the October 18, 2011 letter agreement among the Company and MSMB Healthcare described above, referred to hereinafter as the 2011 MSMB Letter Agreement, the 2012 MSMB Letter Agreement provides that such additional and inconsistent provisions in the 2012 MSMB Letter Agreement are incorporated by reference into the 2011 MSMB Letter Agreement, superseding provisions in the 2011 MSMB Letter Agreement which are inconsistent with the provisions of the 2012 MSMB Letter Agreement, thereby amending the 2011 MSMB Letter Agreement. Also on August 9, 2012, we entered into a second letter agreement with Mr. Shkreli, which made reference to the 2012 MSMB Letter Agreement. Under this agreement, Mr. Shkreli agrees that he will not, and will not cause or permit any of his affiliates to, take any action or refrain from taking any action which, if done or refrained from being done by MSMB Healthcare, would constitute a breach of the 2011 MSMB Letter Agreement as amended by the 2012 MSMB Letter Agreement.

Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years.

Name	Age	Position with the Company
Gerald P. Belle (2)	66	Chairman of the Board of Directors
Jason M. Aryeh	44	Director
Robert Forrester, LL.B. (1)(2)	49	Director
Timothy R. Franson, M.D. (3)	61	Director
David W. Gryska	56	Acting President and Chief Executive Officer, Chief Operating Officer and Director
John T. Henderson, M.D. (1)(3)	68	Director
Dennis H. Langer, M.D., J.D. (1)(2)(3)	61	Director
Robert J. Lollini	59	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.

Gerald P. Belle was appointed Chairman of the Myrexis Board of Directors on February 19, 2009. He was previously President and Chief Executive Officer, North American Pharmaceuticals, Aventis, Inc. from 2000 to 2004. Over his 35-year career with Aventis and its predecessor companies, Mr. Belle’s responsibilities included executive commercial and general management positions in the U.S., Asia, Europe/Middle East/Africa and Canada. Following his retirement from Aventis in November 2004, he was appointed Executive Chairman of Merial, Ltd., a global leader in animal health and a joint venture between Merck and sanofi-aventis. He retired from Merial, Ltd. in November 2007. Mr. Belle currently serves as the Chairman of the Board of Directors of PDI, Inc. and previously served as a director of Myriad Genetics, Inc. from November 2007 until November 2009. Mr. Belle received his B.S. in Business from Xavier University, and his M.B.A. from Northwestern University.

Our Board of Directors has concluded that Mr. Belle should serve as a director of Myrexis, Inc. due to his knowledge and experience with respect to the biotechnology and pharmaceutical industries, including his background as a senior level executive of a large, global, publicly held pharmaceutical company, service on various boards and his management experience in global operations, international business, strategic planning and finance.

Jason M. Aryeh was appointed a member of the Myrexis Board of Directors on October 19, 2011. Mr. Aryeh is the founder and managing general partner of JALAA Equities, LP, a private hedge fund focused on the biotechnology and specialty pharmaceutical sector, and has served in such capacity since 1997. On June 4, 2012, Mr. Aryeh was elected to the Board of Directors and appointed to serve as Chairman of the Board of QLT, Inc., a biotechnology company dedicated to the development and commercialization of innovative ocular products. Mr. Aryeh also serves on the Board of Directors of Nabi Biopharmaceuticals and Ligand Pharmaceuticals Incorporated, both of which are public biotechnology companies, as well as CorMatrix Cardiovascular, a private medical device company, and the Cystic Fibrosis Foundation’s Therapeutics Board. Mr. Aryeh earned an A.B. in economics, with honors, from Colgate University, and is a member of the Omnicron Delta Epsilon Honor Society in economics.

Our Board of Directors has concluded that Mr. Aryeh should serve as a director of Myrexis, Inc. due to his capital markets experience, including his service as managing general partner of a hedge fund focused on the biotechnology and specialty pharmaceutical sector, his experience in the biotechnology industry, including his investor-side knowledge of the industry, as well as his experience serving on the boards of directors of publicly traded biotechnology companies.

Robert Forrester, LL.B., joined the Myrexis Board of Directors on June 1, 2009. Mr. Forrester has served as Chief Operating Officer of Verastem, Inc. since March 2011. Prior to joining Verastem, Mr. Forrester served as Chief Operating Officer for Forma Therapeutics, Inc. from April 2010 to January 2011. From February 2004 to January 2010, Mr. Forrester served as Interim President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer of CombinatoRx, Incorporated (now called Zalicus Inc.). Prior to joining CombinatoRx, Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceutical Group from 2000 to September 2003. Mr. Forrester was a Managing Director of the proprietary investment group at MeesPierson, part of the Fortis Group, from 1994 to 2000. Prior to MeesPierson, Mr. Forrester worked for BZW, UBS and Clifford Chance LLP. Mr. Forrester holds a LL.B. from Bristol University. Mr. Forrester served as a director of CPEX Pharmaceuticals, Inc. from April 2010 until April 2011.

Our Board of Directors has concluded that Mr. Forrester should serve as a director of Myrexis, Inc. due to his executive level management experience resulting from service on various boards of private and public biotechnology companies and as a senior executive officer at private and publicly held companies in the pharmaceutical and biotechnology industries, including experience in the development of corporate strategy, as well as his significant financial and investment banking expertise.

Timothy R. Franson, M.D., joined the Myrexis Board of Directors on September 10, 2009. Dr. Franson has served as Senior Vice President with B&D Consulting since December 2009, and now as Principal at Faegre BD Consulting (a merged firm from Faegre Benson and B&D Consulting) and served as Senior Advisor from August 2008 until December 2009. He also serves as President of the United States Pharmacopeial Convention (2010-2015) and previously served as a Director for Quadraspec, Inc., a small technology firm in West Lafayette, Indiana. Until his retirement in June 2008, Dr. Franson was with Eli Lilly and Company for over 20 years, most recently as Vice President of Global Regulatory Affairs and Drug Safety. Previous positions held at Lilly included Group Medical Director for Europe, Executive Director

for North American Regulatory, Chemistry Manufacturing Control, Planning & Global Operations and Vice President of Clinical Research and Regulatory Affairs-US. Dr. Franson has served as chair of the Clinical Steering Committee and as a member of the Regulatory Affairs Coordinating Committee of the Pharmaceutical Research and Manufacturers’ Association (PhRMA) and until recently, chaired PhRMAs FDA Committee Staff Work Group (2000-2008). He was co-chair of the joint FDA-industry working group addressing clinical aspects of the FDA Modernization Act of 1997, including the Prescription Drug User Fee Act (PDUFA) renewal; and from 2000-2003 he co-chaired the overall industry-FDA committees for PDUFA-3 renewal. Dr. Franson received his undergraduate degree in Pharmacy at Drake University and his M.D. degree at the University of Illinois. He is Board Certified in Internal Medicine and Infectious Diseases and prior to joining Lilly was Assistant Professor of Medicine at the Medical College of Wisconsin where he was a member of the Governor’s Task Force on AIDS. He was also an Assistant Professor of Medicine at Indiana University School of Medicine (1987-2008) and on the Board of Directors of the National Patient Safety Foundation (2001-2006).

Our Board of Directors has concluded that Dr. Franson should serve as a director of Myrexis, Inc. due particularly to his knowledge and experience in policymaking and regulatory and compliance issues in the pharmaceutical industry in both the United States and internationally, as well as his extensive clinical and senior management experience at a large, global, publicly held pharmaceutical company.

David W. Gryska was appointed Chief Operating Officer of Myrexis and a member of our Board of Directors on May 11, 2012. On August 15, 2012, Mr. Gryska was appointed Acting President and Chief Executive Officer upon the death of our Chief Executive Officer, Richard B. Brewer. From December 2006 to October 2010, Mr. Gryska was Senior Vice President and Chief Financial Officer of Celgene Corporation. Previously, from October 2004 to December 2006, he was a principal at Strategic Consulting Group, where he provided strategic consulting to early-stage biotechnology companies. From 1998 to 2004, Mr. Gryska was Senior Vice President and Chief Financial Officer at Scios, Inc., a biopharmaceutical company, where he helped lead the transaction effort for the successful sale of the company to Johnson & Johnson for $2.5 billion in February 2003. Previously, Mr. Gryska served as a partner at Ernst & Young. During his eleven years at Ernst & Young, he focused on technology industries, with an emphasis on biotechnology and healthcare companies. Mr. Gryska also serves on the Board of Directors of Seattle Genetics, Inc. and Hyperion Therapeutics. He holds a B.A. in accounting and finance from Loyola University and an M.B.A. from Golden Gate University.

Our Board of Directors has concluded that Mr. Gryska should serve as a director of Myrexis, Inc. based on his valuable and relevant experience as a senior financial executive at life science and biotechnology companies dealing with financings, mergers, acquisitions and global expansion and other strategic transactions, his extensive knowledge of accounting principles and financial reporting rules and regulations, tax compliance and oversight of the financial reporting processes of several large, publicly traded corporations.

John T. Henderson, M.D., was appointed a member of the Myrexis Board of Directors on February 19, 2009. Since December 2000, Dr. Henderson has served as a consultant to the pharmaceutical industry as President of FuturePharm LLC. Until his retirement in December 2000, Dr. Henderson was with Pfizer for over 25 years, most recently as a Vice President in the Pfizer Pharmaceuticals Group. Dr. Henderson previously held Vice President level positions with Pfizer in Research and Development in Europe and later in Japan. He was also Vice President, Medical for the Europe, U.S. and International Pharmaceuticals groups at Pfizer. Dr. Henderson earned his bachelor’s and medical degree from the University of Edinburgh and is a Fellow of the Royal College of Physicians (Ed.) and a Fellow of the Faculty of Pharmaceutical Medicine. Dr. Henderson has served as a director of Myriad Genetics, Inc. since May 2004 and Chairman of the Board of Directors since April 2005, and also serves on the Board of Directors of Cytokinetics, Inc.

Our Board of Directors has concluded that Dr. Henderson should serve as a director of Myrexis, Inc. due to his experience and understanding of a broad range of global drug development and pharmaceutical industry issues, his senior management experience at a large, global, publicly held pharmaceutical company, his general knowledge and experience with respect to the biotechnology and pharmaceutical industries as well as his understanding of corporate governance as a Chairman and his service on various boards.

Dennis H. Langer, M.D., J.D., was appointed a member of the Myrexis Board of Directors on February 19, 2009. From August 2005 to May 2010, Dr. Langer served as Managing Partner of Phoenix IP Ventures, LLC. From January 2004 to July 2005, Dr. Langer served as President, North America for Dr. Reddy’s Laboratories, Inc. From September 1994 until January 2004, Dr. Langer held several high-level positions at GlaxoSmithKline, and its predecessor, SmithKline Beecham, including most recently as Senior Vice President, Project, Portfolio and Alliance Management, Senior Vice President, Product Development Strategy, and Senior Vice President, Healthcare Services R&D. From 1991 to 1994, Dr. Langer was President and CEO of Neose Pharmaceuticals, Inc. From 1983 to 1991, Dr. Langer held positions in clinical research and marketing at Eli Lilly, Abbott and Searle. He is also a Clinical Professor at the Department of Psychiatry, Georgetown University School of Medicine. Dr. Langer received a J.D. (cum laude) from Harvard Law School, an M.D. from Georgetown University School of Medicine, and a B.A. in Biology from Columbia University. Dr. Langer has served as a director of Myriad Genetics, Inc. since 2004, and served on the Board of Directors of Auxilium Pharmaceuticals, Inc. from 2007 until 2010, Pharmacopeia, Inc. from 2006 until 2008, and Cytogen Corporation from 2005 until 2008.

Our Board of Directors has concluded that Dr. Langer should serve as a director of Myrexis, Inc. due particularly to his broad leadership experience resulting from service on various boards and as a Chief Executive Officer, his extensive business and scientific expertise due to his background in the development and commercialization of pharmaceutical products in the United States and internationally, and his entrepreneurial experience in the creation and oversight of new life-sciences companies.

Robert J. Lollini was appointed a member of the Myrexis Board of Directors on September 6, 2011, and previously served as the Company’s President and Chief Executive Officer from September 6, 2011 to May 11, 2012 and as the Company’s Interim President and Chief Executive Officer from July 21, 2011 to September 6, 2011. Mr. Lollini joined Myrexis, Inc. in February 2009 and served as Chief Financial Officer from February 17, 2009 to July 21, 2011. In addition, Mr. Lollini served as Treasurer from February 17, 2009 until September 6, 2011, and as Secretary from May 25, 2011 until September 6, 2011. Prior to joining the Company, Mr. Lollini held several executive management positions with Iomed, Inc., an international drug delivery company, serving as President and Chief Executive Officer and a director from November 2002 to August 2007, Chief Operating Officer from October 2001 to November 2002 and as Executive Vice President, Finance, Chief Financial Officer and Secretary from January 1993 to October 2001. Between 1989 and 1992, Mr. Lollini worked for R.P. Scherer Corporation, also an international drug delivery company, as Vice President, Finance, Chief Financial Officer and Secretary, and between 1981 and 1988, as its Corporate Controller and Chief Accounting Officer and in various other management capacities. Between 1978 and 1981, Mr. Lollini was with the accounting firm of Arthur Andersen & Co. Mr. Lollini is a Certified Public Accountant and received a Bachelor of Arts degree in Accounting from Michigan State University and an MBA in Finance/Economics from the University of Detroit.

Our Board of Directors has concluded that Mr. Lollini should serve as a director of Myrexis, Inc. because, having been with Myrexis since its transition to an independent public company, as well as in his previous professional experience, he has demonstrated outstanding management and leadership skills as well as the ability to make decisions effectively and to execute through appropriate action. In addition, Mr. Lollini has an extensive understanding and command of Myrexis’s business, a combination of strategic thinking and operational effectiveness, leadership skills, and a commitment to pursue the best interests of Myrexis’s shareholders as his highest priority.

Pursuant to the terms of our Separation and Consulting Agreement with Mr. Lollini, dated May 11, 2012, Mr. Lollini will resign from the Board of Directors effective on November 15, 2012.

Committees of the Board of Directors

Our Board of Directors has established the following committees:

Audit Committee

Our Audit Committee currently has three members, Robert Forrester (Chairman), John Henderson and Dennis Langer. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. Our Board of Directors has determined that all members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The NASDAQ Stock Market LLC, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Forrester is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available on the “Investors—Corporate Governance” section of our website at www.myrexis.com.

Compensation Committee

Our Compensation Committee currently has three members, Dennis Langer (Chairman), Gerald Belle and Robert Forrester. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. The Compensation Committee is responsible for the determination of the compensation of our executive officers, and conducts its decision making process with respect to that issue without such officers present. Our Board of Directors has determined that all members of the Compensation Committee qualify as independent under the definition promulgated by The NASDAQ Stock Market LLC.

A copy of the Compensation Committee’s written charter is publicly available on the “Investors—Corporate Governance” section of our website at www.myrexis.com.

Nominating and Governance Committee

Our Nominating and Governance Committee currently has three members, John Henderson (Chairman), Dennis Langer and Timothy Franson. Our Nominating and Governance Committee’s role and responsibilities are set forth in the Nominating and Governance Committee’s written charter and include identifying and nominating members of our Board of Directors, developing and recommending to our Board of Directors a set of corporate governance principles applicable to our company and overseeing the evaluation of the performance of our Board of Directors. The committee also oversees our policy on plurality voting for director elections, under which, in non-contested elections, if a director receives a greater number of WITHHOLD votes than FOR votes, the Board will decide, through a process managed by the Nominating and Governance Committee and excluding the nominee in question, whether it should request that the director submit his or her resignation, maintain the director but address what the Nominating and Governance Committee believes is the underlying cause of the WITHHOLD votes, or resolve not to re-nominate the director in the future for election. A copy of this policy is publicly available on the “Investors—Corporate Governance” section of our website at www.myrexis.com. The Board of Directors has determined that all members of the Nominating and Governance Committee qualify as independent under the definition promulgated by The NASDAQ Stock Market LLC.

Under our current corporate governance policies, the Nominating and Governance Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board, and the long-term interests of the stockholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to propose a candidate for consideration as a nominee by the Nominating and Governance Committee under our corporate governance policies, for future annual meetings, the Nominating and Governance Committee will consider only one recommended nominee from any stockholder or group of affiliated stockholders for each annual meeting, and such recommending stockholder or group must have held at least 5% of our common stock for at least one year. All stockholder recommendations for proposed director nominees must be in writing to the Nominating and Governance Committee, care of Myrexis’s Secretary at 305 Chipeta Way, Salt Lake City, Utah 84108, and must be received no later than 120 days prior to the first anniversary of the date of the proxy statement for the previous year’s annual meeting or, in certain circumstances, such as there was no previous annual meeting, a reasonable time in advance of the mailing of our proxy statement for such annual meeting. The recommendation must be accompanied by the following information concerning the recommending stockholder:

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

•

a description of all relationships between the proposed nominee and any stockholder of the Company, including the recommending stockholder, including any agreements or understandings regarding the nomination;

•	a description of all relationships between the proposed nominee and any of our competitors, customers, suppliers, labor unions or other persons with special interests regarding the Company; and

•	the contact information of the proposed nominee.

The recommending stockholder must also furnish a statement supporting a view that the proposed nominee possesses the minimum qualifications as set forth below for director nominees and describing the contributions that the proposed nominee would be expected to make to the Board and to the governance of Myrexis and must state whether, in its view, the proposed nominee, if elected, would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of Myrexis. The recommendation must also be accompanied by the written consent of the proposed nominee (i) to be considered by the Nominating and Governance Committee and interviewed if the committee chooses to do so in its discretion, and (ii) if nominated and elected, to serve as a director.

For all potential candidates, the Nominating and Governance Committee may consider all factors it deems relevant, including the following threshold criteria:

•	candidates should possess the highest personal and professional standards of integrity and ethical values;

•	candidates must be committed to promoting and enhancing the long-term value of Myrexis for its stockholders;

•	candidates must be able to represent fairly and equally all stockholders without favoring or advancing any particular stockholder or other constituency of Myrexis;

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

•

candidates must have a general appreciation regarding major issues facing public companies of a size and operational scope similar to Myrexis, including, governance concerns, regulatory obligations, strategic business planning, competition and basic concepts of accounting and finance; and

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

The Board and Nominating and Governance Committee do not have a formal policy with respect to the consideration of diversity in identifying nominees for a director position. However, the Board and Nominating and Governance Committee strive to nominate individuals with a variety of diverse backgrounds, skills, qualifications, attributes and experience such that the Board, as a group, will possess the appropriate expertise, talent and skills to fulfill its oversight responsibilities with respect to the long-term interests of the stockholders.

A copy of the Nominating and Governance Committee’s written charter is publicly available on the “Investors—Corporate Governance” section of our website at www.myrexis.com.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers.

Name	Age	Position
David W. Gryska	56	Acting President and Chief Executive Officer, Chief Operating Officer and Director
Andrea Kendell	40	Chief Financial Officer, Treasurer and Secretary

David W. Gryska—Please see Mr. Gryska’s biography above under “The Board of Directors.”

Andrea Kendell joined Myrexis, Inc. in May 2009 as Corporate Controller and became Vice President, Finance and Human Resources in June 2010. On September 6, 2011, the Board appointed Ms. Kendell as Chief Financial Officer, Treasurer and Secretary. Prior to joining Myrexis, Ms. Kendell held senior management positions with Moog Medical Devices Group, formerly ZEVEX, Inc., a publicly traded international medical device manufacturing company serving as Corporate Controller from January 1997 to March 2007, and Group Financial Manager from March 2007 to May 2009. Ms. Kendell received a B.A. in Accounting and a M.A. in Accounting from Westminster College, Salt Lake City, Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

An Annual Statement of Beneficial Ownership on Form 5 is not required to be filed if there are no previously unreported transactions or holdings to report. Nevertheless, we are required to disclose the names of directors, officers and 10% stockholders who did not file a Form 5 unless we have obtained a written statement that no filing is required. We received either a written statement from our directors, officers and 10% stockholders or know from other means that no Forms 5 were required to be filed.

Corporate Code of Conduct and Ethics

We have adopted a Corporate Code of Conduct and Ethics that applies to all of our directors and employees, including our chief executive officer and chief financial and accounting officer. A copy of the Corporate Code of Conduct and Ethics is publicly available on the “Investors—Corporate Governance” section of our website at www.myrexis.com. To the extent permissible under applicable law, the rules of the SEC or The Nasdaq Stock Market, we also intend to post on our website any amendment to the Corporate Code of Conduct and Ethics, or any grant of a waiver from a provision of the Corporate Code of Conduct and Ethics, that requires disclosure under applicable law, SEC rules or Nasdaq listing standards.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

We became an independent, publicly traded biopharmaceutical company on June 30, 2009, the last day of our 2009 fiscal year, as a result of our separation and spin-off from our former parent company Myriad Genetics, Inc. This Compensation Discussion and Analysis discusses the compensation of our named executive officers for fiscal year 2012, our most recently completed fiscal year.

At our 2011 annual meeting, our stockholders cast their votes in support of the Board of Directors’ recommendations on the advisory vote regarding the compensation of our named executive officers. Based on the favorable response we received from our stockholders on this advisory vote, there were no changes made to our compensation policies and decisions as result of this vote.

Fiscal Year 2012 Named Executive Officers

Our named executive officers for the fiscal year ended June 30, 2012 were:

•	Richard B. Brewer, our former President and Chief Executive Officer (May 11, 2012 – August 15, 2012).

•	Robert J. Lollini, our former President and Chief Executive Officer (July 21, 2011 – May 11, 2012) and former Chief Financial Officer (February 17, 2009 – September 6, 2011).

•	Adrian N. Hobden, Ph.D., our former President and Chief Executive Officer (February 19, 2009 – July 21, 2011).

•	Andrea Kendell, our Chief Financial Officer (September 6, 2011 – present).

•	Wayne Laslie, our former Chief Operating Officer (February 19, 2009 – February 29, 2012).

Although David W. Gryska was appointed our Chief Operating Officer on May 11, 2012, under SEC rules he was not deemed a named executive officer for fiscal year 2012 and as a result does not appear in this Compensation Discussion and Analysis and the executive compensation tables that follow. As he was appointed our acting President and Chief Executive Officer on August 15, 2012, following the death of Richard B. Brewer, he will be a named executive officer for fiscal year 2013.

Executive Summary of Fiscal Year 2012 Company Events and Management Changes

Effective July 21, 2011, Adrian N. Hobden, Ph.D., resigned as our President and Chief Executive Officer and as a member of our Board of Directors, and Robert J. Lollini, our then serving Chief Financial Officer, was appointed our interim President and Chief Executive Officer. On September 6, 2011, the Board of Directors appointed Mr. Lollini permanent President and Chief Executive Officer, and as a Class I member of the Board of Directors, and Andrea Kendell, our then serving Vice President, Finance and Human Resources, as Chief Financial Officer. In connection with these management changes, we entered into a Separation Agreement with Dr. Hobden on July 21, 2011, modified our employment and compensation arrangements with Mr. Lollini, including entering into a new offer letter of employment and an amendment to his Executive Severance and Change in Control Agreement on September 9, 2011, and modified our employment and compensation arrangements with Ms. Kendell, including entering into an offer letter of employment and an Executive Severance and Change in Control Agreement on September 22, 2011, each of which is further described below under the heading “Fiscal Year 2012 Compensation of Named Executive Officers.”

On September 8, 2011, we announced that we had completed an in-depth review of our drug development pipeline, incorporating extensive inputs from both internal and independent external analyses. As a result, we made a strategic business decision to suspend any further development of our lead drug candidate Azixa, which was in Phase 2 development for the treatment of advanced primary and metastatic tumors with brain involvement. Following this decision, in November 2011, we announced a corporate reorganization to realign our resources with our development strategy and clinical initiatives following the suspension of our lead drug candidate. The reorganization included an immediate reduction in our workforce by 15 employees or approximately 20%.

On November 16, 2011, Wayne Laslie, our Chief Operating Officer, resigned, which resignation became effective on February 29, 2012. In connection with Mr. Laslie’s resignation, we entered into a Separation Agreement with Mr. Laslie on December 13, 2011, which is further described below under the heading “Fiscal Year 2012 Compensation of Named Executive Officers.”

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

Based on our evaluation of strategic alternatives, we determined to pursue the acquisition of one or more commercial-stage biopharmaceutical assets, with the goal of building a commercial-stage biopharmaceutical company by optimizing their performance and profitability. Integral to these efforts, on May 11, 2012, we appointed Richard B. Brewer as President and Chief Executive Officer and David W. Gryska as Chief Operating Officer and entered into employment agreements and restricted stock unit agreements with them. The terms of Mr. Brewer’s agreements are described below under the heading “Fiscal Year 2012 Compensation of Named Executive Officers.” In addition, both Mr. Brewer and Mr. Gryska were appointed as members of our Board of Directors.

In connection with the appointment of Mr. Brewer, Robert J. Lollini resigned as President and Chief Executive Officer effective May 11, 2012. In connection with Mr. Lollini’s resignation, we entered into a Separation and Consulting Agreement with Mr. Lollini on May 11, 2012, which is further described below under the heading “Fiscal Year 2012 Compensation of Named Executive Officers.”

After the death of Richard B. Brewer, our President and Chief Executive Officer, on August 15, 2012, the Board of Directors appointed David W. Gryska as our acting President and Chief Executive Officer while considering succession plans.

Detailed Discussion and Analysis

Objectives and Elements of Our Compensation Program

Following our separation and spin-off from Myriad Genetics, our Compensation Committee established the objectives of our compensation programs and implemented plans, policies, and practices to achieve these objectives, and since that time we have been continuously engaged in reviewing and revising our executive compensation policies and practices in light of the changing economic environment, our evolution as an independent company, and, in particular with respect to fiscal year 2012, corporate developments, while striving to achieve the following objectives:

•	attract and retain the best possible executive talent,

•	motivate our executive officers,

•	reward executive officers for their contribution to achieving our objectives through the recognition of individual leadership, initiatives, achievements and other contributions, and

•	increase long-term shareholder value.

The compensation program for our executive officers has historically consisted principally of a combination of base salary, a cash bonus payable under an annual management performance program, and long-term compensation in the form of stock options and restricted stock unit awards designed to be competitive with those of comparable companies and to align executive performance with the long-term interests of our stockholders. An annual base salary provides the foundation of our compensation program and ensures that the executive officer is being paid ongoing compensation which allows us to attract and retain high-quality talent. An annual incentive bonus forms an important part of our compensation strategy by providing an incentive to reward short-term performance as measured by our performance and accomplishment of individual management business objectives, or MBOs. Stock option awards and restricted stock unit awards reward our executive officers for our long-term performance, and help to ensure that our executive officers have a stake in our long-term success by providing an incentive to improve our overall growth and value as measured by our stock price. This aligns the executive officer’s interests with stockholders’ long-term interests. In addition, to motivate our executive officers to stay with us during periods of uncertainty and to keep them focused on the Company’s interests, in February 2010, we entered into Executive Severance and Change in Control Agreements with our then serving executive officers, and on September 22, 2011, with Andrea Kendell in connection with her appointment as Chief Financial Officer, to provide certain severance benefits upon termination. As further discussed herein, our only Executive Severance and Change in Control Agreement currently in effect with any of our executive officers is our agreement with Ms. Kendell. We also have an Employee Stock Purchase Plan that provides all of our eligible employees, including our executive officers, with an opportunity to purchase our common stock semi-annually at a purchase price equal to 85% of the reported last sale price of our common stock on either the first or last day of each offering period, whichever is less, and we provide various benefit programs to all of our employees, including health and dental insurance, life and disability insurance, and a 401(k) plan where the Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation.

While certain of these elements, including base salary and equity awards, were used in fiscal year 2012 to compensate certain of our named executive officers, due to the several management changes that we experienced during the fiscal year resulting in termination-based compensation arrangements for some named executive officers and modified compensation arrangements for other named executive officers, the following discussion analyzes the compensation of each named executive officer individually.

Formulating and Setting Executive Compensation and Role of Management

In accordance with the specific directives of our Compensation Committee as set forth in its charter, the Compensation Committee is responsible for formulating, evaluating, determining, and, at times, recommending that the Board of Directors approve, appropriate short- and long-term compensation and incentives, in the form of cash and equity, that are intended to motivate and reward the accomplishment of individual and corporate objectives and align executive officer compensation with creation of long-term shareholder value. The Compensation Committee also assists the full Board of Directors in establishing and administering appropriate incentive compensation and equity-based plans. Members of management support the Compensation Committee, attend portions of its meetings upon request, and perform various administrative functions at its request. No executive officer is present during Compensation Committee or Board discussions regarding his or her own compensation.

To assist in carrying out its responsibilities, the Compensation Committee utilizes publicly available compensation data and subscription compensation survey data for national and regional companies in the biotechnology and life science industry. Since December 2008, the Compensation Committee has retained Radford, An Aon Hewitt Consulting Company, for the purpose of reviewing the compensation of our executive officers. Radford has provided us with competitive market data on the compensation of executive officers at comparable companies within our industry and has provided the Compensation Committee analyses of, and recommendations for, cash and equity compensation for our executive officers. We believe that the information provided by Radford aids us in determining the compensation of our executive officers.

In June 2011, Radford reviewed our existing fiscal year 2011 peer group to determine its comparability to Myrexis based on our stage of development, employee headcount, market value, financial profile and business focus. This evaluation resulted in the removal of 11 companies (Alexza Pharmaceuticals, Arena Pharmaceuticals, ARIAD Pharmaceuticals, Inc., Array BioPharma Inc., Dyax Corp., ImmunoGen, Inc., Incyte Corporation, Inspire Pharmaceuticals, Inc., Pain Therapeutics, Inc., VIVUS, Inc. and Vical Incorporated) and the addition of 11 companies (Aastrom Biosciences, Athersys, AVI BioPharma, Celldex Therapeutics, Curis, Endocyte, Idera Pharma, Inhibitex, Novavax, Peregrine Pharma and Threshold Pharma) based on employee headcount, development stage and market cap. The peer group approved by the Compensation Committee is comprised of the below listed companies. We refer to this peer group herein as the “2012 peer group” and the data derived from the 2012 peer group as the “Radford Report.”

Aastrom Biosciences	Idera Pharma
Affymax, Inc.	Immunomedics, Inc.
Amicus Therapeutics, Inc.	Infinity Pharmaceuticals, Inc.
ArQule, Inc.	Inhibitex
Athersys	Maxygen, Inc.
AVI BioPharma	Neurocrine Biosciences, Inc.
Celldex Therapeutics	Novavax
Curis	Peregrine Pharma
Cytokinetics, Incorporated	Rigel Pharmaceuticals, Inc.
Endocyte	Synta Pharmaceuticals Corp.
Geron Corporation	Threshold Pharma

Fiscal Year 2012 Compensation of Named Executive Officers

Richard B. Brewer, former President and Chief Executive Officer (May 11, 2012 – August 15, 2012)

Description of Compensation Arrangements

In connection with Mr. Brewer’s appointment as President and Chief Executive Officer, we entered into an employment agreement with Mr. Brewer, effective May 11, 2012, pursuant to which Mr. Brewer was employed on an at-will basis with no specified term of employment.

Pursuant to Mr. Brewer’s employment agreement, his initial base salary was $575,000 per year. As incentive compensation to align his interests with those of our stockholders, on May 11, 2012, Mr. Brewer was granted restricted stock units (“RSUs”) under our 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”), representing a contingent entitlement to receive 1,069,615 shares of our common stock, representing 4% of our outstanding shares of common stock as of May 11, 2012, pursuant to a Restricted Stock Unit Award Agreement (the “RSU Agreement”). Pursuant to the terms of the RSU Agreement, provided Myrexis had completed the acquisition of another company or business whether by merger, reverse merger, combination, acquisition of all or substantially all of a company’s assets, purchase of securities or similar transaction (an “Acquisition”) on or before May 11, 2013, which date could have been extended for up to two 90-day extensions in the sole discretion of the Board of Directors if it believed significant progress had been made toward achieving an Acquisition, the shares underlying the RSUs would commence vesting as described below after an Acquisition and upon the achievement of the following performance-based criteria:

•

If the fair market value of Myrexis common stock during any five trading days within a 30-trading day period equaled or exceeded twice the average closing price of the common stock on The NASDAQ Global Market over the 10 trading day period ending on May 10, 2012 (the “First Price Increase”), then the performance milestone with respect to 75% of the shares underlying the RSUs would have been achieved and vesting would have commenced as hereinafter described. On the day following the First Price Increase, half of the shares underlying the RSUs that had been earned upon achievement of the First Price Increase would have immediately vested and the remaining half would have vested quarterly over a 24-month period thereafter, provided Mr. Brewer was still employed by Myrexis or an affiliate on each applicable vesting date.

•

If the fair market value of Myrexis common stock during any five trading days within a 30-trading day period equaled or exceeded three times the average closing price of the common stock on The NASDAQ Global Market over the 10 trading day period ending on May 10, 2012 (the “Second Price Increase”), then the performance milestone with respect to 25% of the shares underlying the RSUs would have been achieved and vesting would have commenced as hereinafter described. On the day following the Second Price Increase, half of the shares underlying the RSUs that had been earned upon achievement of the Second Price Increase would have immediately vested and the remaining half would have vested quarterly over a 24-month period thereafter, provided Mr. Brewer was still employed by Myrexis or an affiliate on each applicable vesting date. In addition, in the event of a sale of Myrexis prior to the Second Price Increase, the Board had the sole discretion to waive the requirement to achieve the Second Price Increase and deem the shares underlying the RSUs to be earned and commence time-based vesting as of the date of the closing of a sale of Myrexis.

As no Acquisition occurred prior to Mr. Brewer’s death on August 15, 2012, the RSU Agreement was terminated with no shares of common stock issued.

In addition, the Board agreed to increase Mr. Brewer’s salary, subject to and following achievement of the First Price Increase, if necessary, to such amount that equaled the 75th percentile of the base salaries paid to the highest level executive officer in Myrexis’ then applicable peer group, and to establish an annual performance-based bonus plan that would have allowed for Mr. Brewer to earn a bonus with a target payment to be calculated based on a percentage of salary that was considered to be appropriate for his position in relation to companies in Myrexis’ then applicable peer group. Following the establishment of such bonus plan, payments pursuant thereto would have been made based on achievement of performance objectives as determined by the Board of Directors. As no Acquisition, and therefore no First Price Increase, occurred prior to Mr. Brewer’s death, there was no salary adjustment or bonus plan established during fiscal year 2012 or thereafter for Mr. Brewer.

Mr. Brewer’s employment agreement also contained confidentiality, non-competition, and non-solicitation provisions effective during the term of employment and for certain specified periods thereafter.

Upon Mr. Brewer’s death on August 15, 2012, his employment agreement was terminated with no amounts payable thereunder.

Determination of Mr. Brewer’s Compensation Arrangements

The terms of Mr. Brewer’s compensation were negotiated between Mr. Brewer and the Compensation Committee. To assist it in the negotiations, the Compensation Committee obtained an analysis of, and a recommendation for, cash and equity compensation for Mr. Brewer from Radford. In addition, the Compensation Committee used data from Radford’s 2011 Global Life Sciences Survey focusing on public biotechnology and pharmaceutical companies with employee size between 75 and 300 employees and revenues between $50 and $150 million for purposes of determining Mr. Brewer’s compensation. Mr. Brewer’s compensation package was a combination of base salary and equity incentives that were dependent upon both a strategic acquisition and share price performance designed to tie a substantial portion of his compensation to successful execution of the Company’s business strategy and the creation of shareholder value. Specifically, Mr. Brewer’s RSUs would vest only upon the consummation of a strategic acquisition and achievement of established share price performance thresholds within a certain period of time.

Robert J. Lollini, former President and Chief Executive Officer (July 21, 2011 – May 11, 2012) and former Chief Financial Officer (February 17, 2009 – September 6, 2011)

Fiscal Year 2012 Compensation of Mr. Lollini as Chief Financial Officer and Interim President and Chief Executive Officer

In June 2011, the Compensation Committee reevaluated the base salaries of our then serving executive officers and recommended, and the Board of Directors approved, that there be no increases to the base salaries of our executive officers for fiscal year 2012, with the exception of a 5% increase of the base salary of Mr. Lollini, who was serving as our Chief Financial Officer at that time, from $285,000 to $300,000. In addition, the Compensation Committee also recommended, and the Board of Directors approved, increasing Mr. Lollini’s target bonus award opportunity for fiscal year 2012 performance from 35% to 40% of his base salary. The Compensation Committee determined to increase Mr. Lollini’s base salary and his target bonus award opportunity based on the Radford Report, targeting a range between the 50th and 75th percentile for base salary and target bonus.

Following the resignation of Adrian N. Hobden, Ph.D., as our President and Chief Executive Officer in July 2011, Mr. Lollini was appointed interim President and Chief Executive Officer while retaining his position as Chief Financial Officer. At the time of this appointment, there were no changes made to Mr. Lollini’s compensation.

Fiscal Year 2012 Compensation of Mr. Lollini as President and Chief Executive Officer

In September 2011, Mr. Lollini was appointed permanent President and Chief Executive Officer and resigned as Chief Financial Officer. In connection with his appointment, we entered into a new offer letter with Mr. Lollini that provided for the following compensation arrangements for Mr. Lollini’s service as President and Chief Executive Officer and replaced the offer letter that we had entered into with Mr. Lollini upon his appointment as Chief Financial Officer on February 4, 2009:

•	Base Salary: Effective September 6, 2011, Mr. Lollini’s annual base salary was increased from $300,000 to $395,000.

•

Payment for Service as Interim Chief Executive Officer: For his services as interim President and Chief Executive Officer from July 21, 2011 until September 6, 2011, while also serving as Chief Financial Officer, Mr. Lollini received a $25,000 cash payment.

•	Annual Target Bonus: For fiscal year 2012 performance, Mr. Lollini was eligible to receive an annual target bonus of 50% of his base salary (increased from 40%).

•

Stock Options: On September 22, 2011, Mr. Lollini was granted a stock option to purchase up to 300,000 shares of common stock under our Equity Incentive Plan at an exercise price of $2.75 per share, which was equal to the closing price of the common stock on the date of grant, and which was scheduled to vest over four years as to 25% of the shares on each anniversary of the date of grant.

The Compensation Committee determined Mr. Lollini’s base salary and target bonus amount based on the Radford Report, targeting a range between the 25th and 50th percentile for base salary and target bonus.

Mr. Lollini’s equity compensation was determined with reference to the Radford Report, targeting a range between the 50th and 75th percentile, as well as Radford’s 2011 Global Life Sciences Survey focusing on public biotechnology and pharmaceutical companies with employee size between 50 and 200 employees. Radford determined a “Market Composite” of equity compensation at the 25th, 50th and 75th percentiles for Mr. Lollini. The Market Composite was determined by weighting the compensation data from the 2012 peer group proxy statements by 50%, to the extent proxy data was available, and Radford’s 2011 Global Life Sciences Survey by 50%. Utilizing the data provided to us in the Radford Report, we analyzed, amongst other criteria, the Market Composite equity compensation (using the Black Scholes value of options, the number of option equivalents, and grant as a percent of company), for Mr. Lollini at the 25th, 50th and 75th percentile range. We also analyzed our expected gross equity burn rate, issued equity overhang and total equity overhang at the 50th and 75th percentile range as compared to the 22 companies reported in our peer group of companies from equity compensation information for this peer group from publicly available regulatory filings, including proxy statements. Mr. Lollini’s stock option award was set at approximately the 50th percentile range of aggregate value of awards for chief executive officers represented in the Radford Report.

In addition, Mr. Lollini’s Executive Severance and Change in Control Agreement, dated February 1, 2010, was amended on September 9, 2011, pursuant to which the benefits Mr. Lollini was eligible to receive upon a termination by us that was not in connection with a Change in Control (other than for Cause, Disability or death) or by Mr. Lollini for Good Reason (as such capitalized terms are defined in the agreement), were amended, as follows:

•	Payment in a lump sum amount equal to one times his then current annual base salary (increased from six months of base salary);

•	payment in a lump sum amount equal to one times his then current fiscal year target bonus amount (increased from 50%); and

•	continuation of health benefits for up to 12 months (increased from six months).

In the event of the above-described termination, Mr. Lollini was also entitled to payment in a lump sum amount of his base salary through the date of termination, a pro rata portion of his then current fiscal year target bonus amount, and any accrued vacation pay to the extent not previously paid, in accordance with the original terms of his agreement. The amendment to Mr. Lollini’s Executive Severance and Change in Control Agreement was recommended by the Compensation Committee, and approved by the Board of Directors, in order to provide Mr. Lollini with the same severance and change in control benefits that Dr. Hobden, our previous President and Chief Executive Officer, had been eligible to receive under his Executive Severance and Change in Control Agreement.

May 11, 2012 Separation and Consulting Agreement with Mr. Lollini

Mr. Lollini resigned as President and Chief Executive Officer effective May 11, 2012. In connection with Mr. Lollini’s resignation, we entered into a Separation and Consulting Agreement with Mr. Lollini, dated May 11, 2012 (the “Separation Agreement”). Mr. Lollini received the payments and benefits to which he was entitled under his Executive Severance and Change in Control Agreement, dated February 1, 2010, as amended on September 9, 2011, in connection with a termination without Cause (as defined in the agreement). In addition, under the Separation Agreement, Mr. Lollini agreed to resign as a director of Myrexis as of November 15, 2012, and to provide consulting services to Myrexis through November 15, 2012 in exchange for (i) continued vesting of his outstanding stock options and restricted stock units until November 15, 2012, (ii) the vesting on November 15, 2012 of options to purchase 75,000 shares of Myrexis common stock that would not otherwise have vested by their terms as of that date, and (iii) the extension of the expiration date of all his vested stock options until November 15, 2013. Further details regarding Mr. Lollini’s Separation Agreement are discussed below under the heading “Payments Upon Termination or Change in Control.”

Adrian N. Hobden, Ph.D., former President and Chief Executive Officer (February 19, 2009 – July 21, 2011)

Effective July 21, 2011, Adrian N. Hobden, Ph.D., resigned as our President and Chief Executive Officer and as a member of our Board of Directors. Prior to his resignation, there were no adjustments made during the 2012 fiscal year to Dr. Hobden’s compensation nor was he awarded any equity grants in the 2012 fiscal year. In connection with Dr. Hobden’s resignation, we negotiated and entered into a Separation Agreement with Dr. Hobden, dated July 21, 2011. In consideration for the payments and benefits under the Separation Agreement, Dr. Hobden agreed to assist us with an orderly transition for a three month period following July 21, 2011, during which he agreed to be available to provide consulting services to us for up to 10 hours per week. Pursuant to the terms and conditions of the Separation Agreement, Dr. Hobden received (i) a lump sum payment equal to six months of his gross monthly base salary, (ii) a lump sum payment equal to 50% of his target bonus for the 2012 fiscal year, (iii) COBRA benefits, and (iv) accelerated vesting of stock options and restricted stock units that would have vested through July 21, 2012. Further details regarding Dr. Hobden’s Separation Agreement are discussed below under the heading “Payments Upon Termination or Change in Control.”

Andrea Kendell, Chief Financial Officer (September 6, 2011 – present)

Fiscal Year 2012 Compensation of Ms. Kendell as Chief Financial Officer

Prior to Ms. Kendell’s appointment as our Chief Financial Officer on September 6, 2011, Ms. Kendell served as our Vice President, Finance and Human Resources. In connection with Ms. Kendell’s appointment as Chief Financial Officer, we entered into an offer letter with Ms. Kendell, dated September 22, 2011, which provided for the following compensation arrangements for Ms. Kendell’s service as Chief Financial Officer:

•	Base Salary: Effective September 22, 2011, Ms. Kendell’s annual base salary was $255,000.

•	Annual Target Bonus: For fiscal year 2012 performance, Ms. Kendell was eligible to receive an annual target bonus of up to 35% of her base salary.

•

Stock Options: On September 22, 2011, Ms. Kendell was granted a stock option to purchase up to 160,000 shares of common stock under our Equity Incentive Plan at an exercise price of $2.75 per share, which was equal to the closing price of the common stock on the date of grant, which vests over four years as to 25% of the shares on each anniversary of the date of grant.

In addition, on September 22, 2011, we entered into an Executive Severance and Change in Control Agreement with Ms. Kendell, the terms of which are described below under the heading “Payments Upon Termination or Change in Control.”

We also have a standard form of employment agreement with Ms. Kendell, dated June 29, 2009. Pursuant to our employment agreement with Ms. Kendell, either party may terminate employment at any time for any reason, with or without notice or cause. The employment agreement also provides that Ms. Kendell will not disclose confidential information of Myrexis during and after employment and will not compete with Myrexis nor solicit customers or employees during the term of employment and for one year thereafter.

The Compensation Committee determined Ms. Kendell’s base salary and target bonus amount based on the Radford Report, targeting a range between the 25th and 50th percentile for base salary and target bonus. Ms. Kendell’s equity compensation was determined with reference to the Radford Report, as well as Radford’s 2011 Global Life Sciences Survey, in the same manner that Mr. Lollini’s equity compensation was determined as described above. Ms. Kendell’s stock option award was set at approximately the 75th percentile range of aggregate value of awards for chief financial officers represented in the Radford Report.

Ms. Kendell’s Fiscal Year 2012 Bonus and Post-2012 Fiscal Year End Compensation Adjustments

At the end of our 2012 fiscal year, the Compensation Committee determined, in an exercise of its sole discretion, to award Ms. Kendell a $75,000 bonus for fiscal year 2012 performance, representing approximately 84% of her target bonus for the year. The Compensation Committee determined to award this bonus in consideration of Ms. Kendell’s management and oversight of several reductions in force and corporate reorganizations throughout the fiscal year, implementation of strong documentation processes in connection therewith, supporting the Board of Directors through multiple management changes, ensuring internal control over financial reporting activities and supporting the Company and the Board of Directors in its pursuit of other strategic alternatives.

In addition, effective July 2, 2012, the Compensation Committee approved the following adjustments to Ms. Kendell’s compensation:

•	Base Salary: Effective July 2, 2012, Ms. Kendell’s annual base salary was increased from $255,000 to $280,000.

•	Annual Target Bonus: For fiscal year 2013 performance, Ms. Kendell’s annual target bonus percentage was increased from 35% to 40% of her base salary.

•

Equity Grants: On July 2, 2012, Ms. Kendell was granted (i) a stock option to purchase up to 60,000 shares of common stock under our Equity Incentive Plan at an exercise price of $2.65 per share, which was equal to the closing price of the common stock on the date of grant, which vests with respect to 10,000 of the shares on the last day of each calendar quarter beginning on September 30, 2012 through September 30, 2013, and with respect to the final 10,000 shares on November 1, 2013, and (ii) 20,000 restricted stock units representing contingent rights to receive shares of our common stock, which vests in full on November 1, 2013, provided Ms. Kendell is employed by the Company on such date.

•

Retention Bonus: A $100,000 retention bonus payable in a lump sum on the earlier of (i) November 10, 2013, provided Ms. Kendell is employed by the Company on such date, and (ii) the date Ms. Kendell’s employment is terminated by the Company without Cause or Ms. Kendell resigns for Good Reason (as such capitalized terms are defined in Ms. Kendell’s Executive Severance and Change in Control Agreement).

The equity grants and the retention bonus described above were approved by the Compensation Committee in order to provide an incentive for Ms. Kendell to continue her employment with the Company in its pursuit of strategic alternatives.

Wayne Laslie, former Chief Operating Officer (February 19, 2009 – February 29, 2012)

December 13, 2011 Separation Agreement with Wayne Laslie

On November 16, 2011, Wayne Laslie, our then serving Chief Operating Officer, notified the Company of his intention to resign effective on February 29, 2012. Prior to his resignation, there were no adjustments made during the 2012 fiscal year to Mr. Laslie’s compensation nor was he awarded any equity grants in the 2012 fiscal year. In connection with Mr. Laslie’s resignation, we entered into a Separation Agreement with Mr. Laslie on December 13, 2011. Pursuant to the terms and conditions of the Separation Agreement, Mr. Laslie received the payments and benefits to which he was entitled under his Executive Severance and Change in Control Agreement, dated February 1, 2010, in connection with a termination without Cause (as defined in the agreement). In addition, Mr. Laslie received accelerated vesting of stock options and restricted stock units through February 28, 2013. Further details regarding Mr. Laslie’s Separation Agreement are discussed below under the heading “Payments Upon Termination or Change in Control.”

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

MEMBERS OF THE MYREXIS, INC. COMPENSATION COMMITTEE:

Dennis H. Langer, M.D., J.D., Chairman
Gerald P. Belle
Robert Forrester

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended June 30, 2012, 2011 and 2010 to (1) our former President and Chief Executive Officer, Richard B. Brewer, who died on August 15, 2012, (2) our former President and Chief Executive Officer and former Chief Financial Officer, Robert J. Lollini, who resigned on May 11, 2012, (3) our former President and Chief Executive Officer, Adrian N. Hobden, Ph.D., who resigned on July 21, 2011, (4) our Chief Financial Officer, Andrea Kendell, and (5) our former Chief Operating Officer, Wayne Laslie, who resigned effective February 29, 2012.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Richard B. Brewer(3)
Former President and Chief Executive Officer	2012	54,597		0	(4)	0	0		54,597

Robert J. Lollini(5)	2012	339,387	(6)	25,507	0	550,650	810,579	(7)	1,726,123
Former President and Chief Executive Officer and Former Chief Financial Officer	2011 2010	285,552 285,552		50,382 507	85,565 84,630	169,096 411,119	9,875 9,018		600,470 790,820

Adrian N. Hobden, Ph.D.(8)	2012	44,629		0	0	0	489,050	(9)	533,679
Former President and Chief Executive Officer	2011 2010	535,552 535,552		507 507	160,835 201,500	317,850 433,816	9,875 9,875		1,024,619 1,181,250

Andrea Kendell(10)
Chief Financial Officer	2012	244,999	(11)	75,540	0	293,680	9,623	(12)	623,842

Wayne Laslie(13)	2012	269,535		547	0	0	424,087	(14)	694,169
Former Chief Operating Officer	2011 2010	380,552 380,552		524 524	96,500 68,510	190,710 146,413	9,875 9,875		678,161 605,874

(1)	The amounts cited for fiscal year 2012 represent for Mr. Lollini a $25,000 cash payment for services as interim President and Chief Executive Officer from July 21, 2011 – September 6, 2011, which was paid during the fiscal year, as well as a holiday cash bonus of $507; for Ms. Kendell a $75,000 cash bonus for performance in fiscal year 2012, which was paid in the following fiscal year, as well as a holiday cash bonus of $540; and for Mr. Laslie a holiday cash bonus.
(2)	Represents the aggregate grant date fair value of stock awards and option awards, respectively, granted in each year presented calculated in accordance with FASB ASC Topic 718. Information regarding the assumptions used in the valuation of these awards can be found in the footnote to our financial statements entitled “Share-Based Compensation” in this Form 10-K. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in this Form 10-K.
(3)	Mr. Brewer served as our President and Chief Executive Officer from May 11, 2012 to August 15, 2012.
(4)	As discussed in the Compensation Discussion and Analysis, Mr. Brewer was awarded a grant of restricted stock units on May 11, 2012 that would vest only upon the achievement of certain performance criteria, as described in the Compensation Discussion and Analysis. On the date of grant, the performance criteria were not probable of being achieved; therefore, no stock-based compensation expense has been recorded for this grant. Assuming achievement of all of the performance criteria, the grant date fair value of the award is $2,941,441. Upon Mr. Brewer’s death on August 15, 2012, the restricted stock units were terminated and no shares were issued.

(5)	During fiscal year 2012, Mr. Lollini served as our Chief Financial Officer from July 1, 2011 – September 6, 2011, as interim President and Chief Executive Officer from July 21, 2011 – September 6, 2011, and as President and Chief Executive Officer from September 6, 2011 until his resignation effective May 11, 2012.
(6)	Represents salary earned at an annual base rate of $300,000 from July 1, 2011 – September 5, 2011, and at an annual base rate of $395,000 from September 6, 2011 – May 11, 2012.
(7)	Represents (i) $6.28 per month for July 2011 through December 2011 and $5.53 per month for January 2012 through May 2012 of premiums paid by Myrexis with respect to term life insurance for the benefit of Mr. Lollini, (ii) $10,022 for matching contributions made under the Myrexis 401(k) plan on behalf of Mr. Lollini, and (iii) the following payments made to Mr. Lollini in connection with his resignation effective May 11, 2012, and pursuant to the terms of his Separation and Consulting Agreement, dated May 11, 2012: (a) $395,000 representing twelve months of Mr. Lollini’s annual base salary on the date of his termination, (b) $197,500 representing 100% of Mr. Lollini’s 2012 fiscal year target bonus amount, (c) $181,042 representing a pro-rated portion of Mr. Lollini’s 2012 fiscal year target bonus amount, (d) $25,919 representing accrued vacation as of the date of his termination, and (e) $1,031, representing COBRA benefits.
(8)	Dr. Hobden resigned as our President and Chief Executive Officer effective July 21, 2011.
(9)	Represents (i) $6.28 per month during fiscal year 2012 of premiums paid by Myrexis with respect to term life insurance for the benefit of Dr. Hobden, (ii) $3,096 for matching contributions made under the Myrexis 401(k) plan on behalf of Dr. Hobden, and (iii) the following payments made to Dr. Hobden in connection with his resignation on July 21, 2011, and pursuant to the terms of his Separation Agreement, dated July 21, 2011: (a) $267,500 representing six months of Dr. Hobdens’ annual base salary on the date of his termination, (b) $133,750 representing 50% of Dr. Hobdens’ 2012 fiscal year target bonus amount, (c) $79,218 representing accrued vacation as of the date of his termination, and (d) $5,480 representing COBRA benefits.
(10)	Ms. Kendell was appointed Chief Financial Officer on September 6, 2011. Compensation data is disclosed for Ms. Kendell only for those years for which she was a named executive officer.
(11)	Represents salary earned at an annual base rate of $220,000 from July 1, 2011 – September 21, 2011, and at an annual base rate of $255,000 from September 22, 2011 – June 30, 2012.
(12)	Represents (i) $6.28 per month for July 2011 through December 2011 and $5.53 per month for January 2012 through June 2012 of premiums paid by Myrexis with respect to term life insurance for the benefit of Ms. Kendell and (ii) $9,552 for matching contributions made under the Myrexis 401(k) plan on behalf of Ms. Kendell.
(13)	Mr. Laslie resigned as our Chief Operating Officer effective February 29, 2012.
(14)	Represents (i) $6.28 per month for July 2011 through December 2011 and $5.53 per month for January 2012 through February 2012 of premiums paid by Myrexis with respect to term life insurance for the benefit of Mr. Laslie, (ii) $7,098 for matching contributions made under the Myrexis 401(k) plan on behalf of Mr. Laslie, and (iii) the following payments made to Mr. Laslie in connection with his resignation effective February 29, 2012, and pursuant to the terms of his Separation Agreement, dated December 13, 2011: (a) $190,000 representing six months of Mr. Laslie’s annual base salary on the date of his termination, (b) $101,333 representing a pro-rated portion of Mr. Laslie’s 2012 fiscal year target bonus amount, (c) $76,000 representing 50% of Mr. Laslie’s 2012 fiscal year target bonus amount offset by the amount of base salary paid for December 2011 through February 2012, (d) $43,474 representing accrued vacation as of the date of his termination, and (e) $6,133 representing COBRA benefits.

2012 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards that we made during the fiscal year ended June 30, 2012 to the executive officers named in the Summary Compensation Table.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards						All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(1)
			Threshold (#)		Target (#)		Maximum (#)
Richard B. Brewer Former President and Chief Executive Officer	5/11/12	5/9/12	802,211	(2)	1,069,615	(2)	1,069,615	(2)	—	—	0	(2)

Robert J. Lollini Former President and Chief Executive Officer and Former Chief Financial Officer	9/22/11	9/22/11	—		—		—		300,000	2.75	550,650

Adrian N. Hobden, Ph.D. Former President and Chief Executive Officer	—	—	—		—		—		—	—	—

Andrea Kendell Chief Financial Officer	9/22/11	9/22/11	—		—		—		160,000	2.75	293,680

Wayne Laslie Former Chief Operating Officer	—	—	—		—		—		—	—	—

(1)	See our discussion in the footnote to our financial statements entitled “Share-Based Compensation” in this Form 10-K for details as to the assumptions used to determine the grant date fair values of these awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in this Form 10-K.
(2)	As discussed in the Compensation Discussion and Analysis, Mr. Brewer was awarded a grant of restricted stock units on May 11, 2012 that would vest with respect to 75% and 25% of the shares, respectively, only upon the achievement of certain performance criteria, as described in the Compensation Discussion and Analysis. On the date of grant, the performance criteria were not probable of being achieved; therefore, no stock-based compensation expense has been recorded for this grant. Assuming achievement of all of the performance criteria, the grant date fair value of the award is $2,941,441. Upon Mr. Brewer’s death on August 15, 2012, the restricted stock units were terminated and no shares were issued.

Narrative Disclosure to Summary Compensation Table and 2012 Fiscal Year Grants of Plan-Based Awards Table

Employment Agreements

The terms of our employment agreement, offer letter, and/or separation agreement, as applicable, with each of our named executive officers are described in the Compensation Discussion and Analysis and below under the heading “Payments Upon Termination or Change in Control.”

2012 Equity Awards

As discussed in the Compensation Discussion and Analysis, on May 11, 2012, Richard B. Brewer was awarded a grant of 1,069,615 restricted stock units under our Equity Incentive Plan, representing 4% of our outstanding shares of common stock as of May 11, 2012, in connection with his appointment as our President and Chief Executive Officer, which were subject to the vesting and other conditions set forth in the restricted stock unit agreement that we entered into with Mr. Brewer on May 11, 2012 and described in the Compensation Discussion and Analysis. Upon Mr. Brewer’s death on August 15, 2012, the restricted stock unit agreement with Mr. Brewer terminated and no shares of common stock were issued thereunder.

As discussed in the Compensation Discussion and Analysis, in connection with their respective appointments as President and Chief Executive Officer and Chief Financial Officer effective September 6, 2011 and as set forth in their respective offer letters, Robert J. Lollini and Andrea Kendell were granted options to purchase 300,000 and 160,000 shares of common stock, respectively, on September 22, 2011, under our Equity Incentive Plan. These options were granted with an exercise price equal to the fair market value of our common stock on the date of grant as reported by The NASDAQ Global Market, and a four-year vesting schedule with 25% of the shares vesting on each anniversary of the date of grant. In accordance with the terms of our Separation Agreement with Mr. Lollini, 75,000 shares underlying his option will vest on November 15, 2012, the date of his resignation from the Board of Directors, and the option will cease vesting on such date.

Fiscal Year 2012 Performance Bonus Awards

In the first quarter of fiscal year 2012, the Compensation Committee established target bonus award opportunities for each then serving executive officer and certain employees, based on a percentage of base salary. These percentages were set at the market 50th percentile. In connection with Mr. Lollini’s appointment as President and Chief Executive Officer on September 6, 2011, his target bonus percentage was increased from 40% to 50%. In connection with Ms. Kendell’s appointment as Chief Financial Officer on September 6, 2011, her target bonus percentage was increased from 30% to 35%. Dr. Hobden’s and Mr. Laslie’s target percentages remained at 50% and 40%, respectively, for fiscal year 2012. Mr. Brewer was not entitled to any bonus compensation under his compensation arrangements with us. Although target bonus award opportunities were established for fiscal year 2012 performance, as a result of the changing strategy and direction of the Company during the year, formal objectives were ultimately never established and approved by the Compensation Committee for purposes of evaluating performance and awarding bonuses following the end of the fiscal year, as had been done in prior years.

Our only executive officer eligible to receive a bonus for fiscal year 2012 performance and employed with us on the last day of the 2012 fiscal year was Andrea Kendell, our Chief Financial Officer. Although no formal objectives were established during fiscal year 2012 for purposes of evaluating Ms. Kendell’s performance, the Compensation Committee exercised its discretion and awarded Ms. Kendell a $75,000 bonus, representing 84% of her target bonus. This bonus was awarded by the Compensation Committee in recognition of Ms. Kendell’s management and oversight of several reductions in force and corporate reorganizations, implementation of strong documentation processes in connection therewith, supporting the Board through multiple management changes, ensuring internal control over financial reporting activities and supporting the Company and the Board in its pursuit of other strategic alternatives.

Outstanding Equity Awards at 2012 Fiscal Year-End

Our separation and spin-off from Myriad Genetics on June 30, 2009 was effectuated by way of a pro rata dividend to Myriad Genetics stockholders of one share of our common stock for every four shares of Myriad Genetics common stock. In connection with the spin-off and pursuant to the terms of Myriad Genetics’ stock option plans, each outstanding Myriad Genetics stock option on the date of the separation was adjusted. Each adjusted Myriad Genetics stock option remains exercisable for the same number of shares of Myriad Genetics common stock as the original Myriad Genetics option, and for each Myriad Genetics option outstanding, a new Myrexis stock option, exercisable for one-fourth of the number of shares of our common stock as the original Myriad Genetics option was issued. The exercise price of each adjusted Myriad Genetics option and each new Myrexis stock option was determined in accordance with Section 409A and Section 422 of the Internal Revenue Code and preserved the intrinsic value of the pre-separation Myriad Genetics option.

The following table shows grants of stock options and grants of unvested stock awards outstanding on June 30, 2012, the last day of our fiscal year, held by each of the executive officers named in the Summary Compensation Table. All options with grant dates noted in the “Date of Grant” column prior to July 1, 2009 represent the Myrexis stock options that were granted on June 30, 2009 in connection with the separation as described above and the “Date of Grant” cited in the below table represents the date that the original Myriad Genetics options were granted as that is the date based on which the associated Myrexis stock options vest and terminate. All of these options were issued under our 2009 Equity Plan with the same terms as the original Myriad Genetics option, except that the vesting, if any, and expiration of both the Myriad Genetics and the new Myrexis options are based on the optionholder’s continuing employment with us following the separation.

		Option Awards					Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Richard B. Brewer Former President and Chief Executive Officer	05/11/2012	—	—		—	—	1,069,615	(2)	2,791,695

Robert J. Lollini(3) Former President and Chief Executive Officer and Former Chief Financial Officer	07/01/2009	50,000	50,000	(4)	4.03	11/15/2013	—		—
	09/10/2009	16,500	16,500	(4)	4.63	11/15/2013	—		—
	02/18/2010	16,500	16,500	(4)	4.83	11/15/2013	—		—
	09/24/2010	—	—		—	—	16,625	(5)	43,391
	09/24/2010	16,625	49,875	(4)	3.86	11/15/2013	—		—
	9/22/2011	0	150,000	(6)	2.75	11/15/2013	—		—

Adrian N. Hobden, Ph.D. Former President and Chief Executive Officer(7)	02/19/2004	2,946	0		0.93	02/19/2014	—		—
	02/17/2005	2,260	0		1.22	02/17/2015	—		—
	02/16/2006	13,951	0		1.34	02/16/2016	—		—
	09/06/2006	16,000	0		1.40	09/06/2016	—		—
	02/21/2007	15,548	0		1.89	02/21/2017	—		—
	09/26/2007	22,500	0		2.80	09/26/2017	—		—
	02/28/2008	26,169	0		2.06	02/28/2018	—		—
	09/10/2008	16,875	0		3.56	09/10/2018	—		—

Andrea Kendell Chief Financial Officer	07/01/2009	2,500	2,500	(8)	4.03	07/01/2019	—		—
	09/10/2009	5,310	5,310	(8)	4.63	09/10/2019	—		—
	02/18/2010	5,538	5,536	(8)	4.83	02/18/2020	—		—
	09/24/2010	—	—		—	—	6,465	(9)	16,874
	09/24/2010	4,315	12,945	(8)	3.86	09/24/2020	—		—
	09/22/2011	0	160,000	(8)	2.75	09/22/2021	—		—

Wayne Laslie Former Chief Operating Officer(10)	11/11/2004	4,244	0		1.07	11/11/2014	—		—
	09/14/2005	2,774	0		1.13	09/14/2015	—		—
	02/16/2006	7,951	0		1.34	02/16/2016	—		—
	09/06/2006	10,000	0		1.40	09/06/2016	—		—
	02/21/2007	9,548	0		1.89	02/21/2017	—		—
	09/26/2007	6,500	0		2.80	09/26/2017	—		—
	02/28/2008	16,169	0		2.06	02/28/2018	—		—
	09/10/2008	14,000	0		3.56	09/10/2018	—		—

(1)	The market value of the unvested restricted stock units was determined by multiplying the number of unvested units by $2.61, the closing price of our common stock on June 29, 2012, the last business day of our 2012 fiscal year.
(2)	Represents a grant of restricted stock units to Mr. Brewer that would vest only upon the achievement of certain performance criteria, as described in the Compensation Discussion and Analysis. Upon Mr. Brewer’s death on August 15, 2012, the restricted stock units were terminated and no shares were issued.
(3)	Mr. Lollini resigned as President and Chief Executive Officer effective May 11, 2012 and will resign from the Board of Directors effective November 15, 2012. Pursuant to the Separation and Consulting Agreement entered into with Mr. Lollini on May 11, 2012, in consideration for Mr. Lollini’s agreement to provide consulting services to Myrexis through November 15, 2012, Mr. Lollini received (i) continued vesting of his outstanding stock options and restricted stock units until November 15, 2012, (ii) the vesting on November 15, 2012 of options to purchase 75,000 shares of Myrexis common stock that were granted on September 22, 2011 that would not otherwise have vested by their terms, and (iii) the extension of the expiration date of all of his vested stock options until November 15, 2013.
(4)	The options vested or vest as to 25% of the shares on each anniversary of the date of grant but, as described in footnote (3), will cease vesting on November 15, 2012.
(5)	Represents restricted stock units that vested or vest as to one-quarter of the units on each anniversary of the date of grant but, as described in footnote (3), will cease vesting and terminate to the extent unvested on November 15, 2012.
(6)	The options vested or vest as to 25% of the shares on each anniversary of the date of grant but, as described in footnote (3), will vest as to 75,000 shares on November 15, 2012 and cease vesting thereafter.
(7)	Dr. Hobden resigned as President and Chief Executive Officer and as a member of the Board of Directors effective July 21, 2011. In connection with Dr. Hobden’s resignation, we entered into a Separation Agreement with Dr. Hobden pursuant to which, among other things, the vesting of Dr. Hobden’s stock options and restricted stock units that would have vested through July 21, 2012 was accelerated. All unvested options and unvested restricted stock units held by Dr. Hobden and not subject to accelerated vesting were terminated on July 21, 2011. All of Dr. Hobden’s vested stock options are exercisable following his resignation in accordance with their original terms.

(8)	The options vested or vest as to 25% of the shares on each anniversary of the date of grant.
(9)	Represents restricted stock units that vested or vest as to one-quarter of the units on each anniversary of the date of grant.
(10)	Mr. Laslie resigned as Chief Operating Officer effective February 29, 2012. In connection with Mr. Laslie’s resignation, we entered into a Separation Agreement with Mr. Laslie pursuant to which, among other things, Mr. Laslie received twelve months accelerated vesting of equity awards from February 29, 2012. All unvested options and unvested restricted stock units held by Mr. Laslie and not subject to accelerated vesting terminated on February 29, 2012. All of Mr. Laslie’s vested stock options are exercisable following his resignation in accordance with their original terms.

2012 Fiscal Year Option Exercises and Stock Vested

The following table shows information regarding the exercise of stock options and the vesting of stock awards held by each executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Richard B. Brewer Former President and Chief Executive Officer	—	—	—	—

Robert J. Lollini Former President and Chief Executive Officer and Former Chief Financial Officer	—	—	12,542	31,621

Adrian N. Hobden, Ph.D. Former President and Chief Executive Officer	120,914	243,576	27,083	94,249

Andrea Kendell Chief Financial Officer	—	—	3,655	9,436

Wayne Laslie Former Chief Operating Officer	14,955	5,420	18,166	55,062

(1)	Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of options because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise. All of the options exercised by the executive officers in this table were exercised following such executive officer’s date of termination with the Company.

(2)	Represents the vesting of restricted stock units. The value realized is calculated by multiplying the number of units that vested by the closing price of our common stock on the applicable date of vesting.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Payments Upon Termination or Change in Control

Richard B. Brewer, former President and Chief Executive Officer

As of June 30, 2012, there were no severance or change in control arrangements in place with Richard B. Brewer, our former President and Chief Executive Officer, other than acceleration of his RSUs had milestones been achieved under the RSU Agreement.

May 11, 2012 Separation and Consulting Agreement with Robert J. Lollini, former President and Chief Executive Officer

Robert J. Lollini resigned as President and Chief Executive Officer effective May 11, 2012. In connection with Mr. Lollini’s resignation, we entered into a Separation and Consulting Agreement with Mr. Lollini, dated May 11, 2012 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Lollini received the following amounts and benefits to which he was entitled pursuant to the terms of his Executive Severance and Change in Control Agreement, dated February 1, 2010, as amended September 9, 2011, in connection with a termination without Cause (as defined in the agreement):

(i)	$395,000 representing payment in a lump sum amount equal to one times his then current annual base salary;

(ii)	$197,500 representing payment in a lump sum amount equal to one times his fiscal year 2012 target bonus amount;

(iii)	$181,042 representing 11 months accrual of his fiscal year 2012 target bonus amount;

(iv)	$25,919 representing accrued vacation as of the date of termination; and

(v)	1,031 representing COBRA benefits.

In addition, Mr. Lollini agreed to resign as a director of Myrexis as of November 15, 2012, and to provide consulting services to Myrexis through November 15, 2012. In consideration of Mr. Lollini’s agreement to provide consulting services to Myrexis, Mr. Lollini received:

•	continued vesting of his outstanding stock options and restricted stock units until November 15, 2012;

•

the vesting on November 15, 2012 of options to purchase 75,000 shares of Myrexis common stock that would not otherwise have vested by their terms, which options have an exercise price of $2.75 per share, which exceeds the closing price of our common stock on June 29, 2012, the last business day of our fiscal year; and

•	the extension of the expiration date of all his vested stock options until November 15, 2013.

In addition, the Separation Agreement contains Mr. Lollini’s general release of any claims against us, and Mr. Lollini’s agreement that the non-disclosure, intellectual property assignment, non-competition (as modified by the Separation Agreement) and non-solicitation provisions set forth in his employment agreement with us, dated July 1, 2009, will continue to apply in accordance with their terms.

July 21, 2011 Separation Agreement with Adrian N. Hobden, Ph.D., former President and Chief Executive Officer

Effective July 21, 2011, Adrian N. Hobden, Ph.D., resigned as our President and Chief Executive Officer and as a member of our Board of Directors. In connection with Dr. Hobden’s resignation, we negotiated a Separation Agreement with Dr. Hobden. Pursuant to the terms and conditions of the Separation Agreement, Dr. Hobden received:

(i)	$267,500 representing payment in a lump sum amount equal to six months of his then current annual base salary;

(ii)	$133,750 representing payment in a lump sum amount equal to 50% of his fiscal year 2012 target bonus amount;

(iii)	$79,218 representing accrued vacation as of the date of termination;

(iv)	$5,480 representing COBRA benefits;

(v)	accelerated vesting of 89,375 stock options that would have vested through July 21, 2012, valued at $13,558 determined by multiplying the number of vesting in-the-money options by the spread between the closing price of our common stock on July 21, 2011, which was $3.4776 per share, and the exercise price of such accelerated in-the-money options; and

(vi)	accelerated vesting of 10,417 restricted stock units that would have vested through July 21, 2012, valued at $36,226 determined by multiplying the number of vesting restricted stock units by $3.4776, the closing price of our common stock on July 21, 2011.

In exchange for the foregoing, Dr. Hobden agreed to assist us with an orderly transition for a three month period following July 21, 2011, during which he agreed to be available to provide consulting services to us for up to 10 hours per week. In addition, the Separation Agreement contains Dr. Hobden’s release of claims against us, and Dr. Hobden’s agreement that the non-disclosure, intellectual property assignment, non-competition and non-solicitation provisions set forth in his employment agreement with us, dated July 1, 2009, will continue to apply in accordance with their terms.

September 22, 2011 Executive Severance and Change in Control Agreement with Andrea Kendell, Chief Financial Officer

As of June 30, 2012, our only severance and change in control arrangement in effect with a named executive officer is our Executive Severance and Change in Control Agreement (the “Severance and Change in Control Agreement”) with Andrea Kendell, our Chief Financial Officer, dated September 22, 2011.

Termination Payments and Benefits

Under the terms of the Severance and Change in Control Agreement with Ms. Kendell, if (1) a Change in Control (as defined in the agreement) occurs and within 12 months of the Change in Control the employment of Ms. Kendell is terminated by the Company (other than for Cause, Disability or death) or by Ms. Kendell for Good Reason (as such capitalized terms are defined in the agreement), or (2) Ms. Kendell’s employment is terminated by the Company (other than for Cause, Disability or death) or by Ms. Kendell for Good Reason not in connection with a Change in Control, then Ms. Kendell shall be entitled to the following:

•	payment in a lump sum amount of her base salary through the date of termination, and any accrued vacation pay to the extent not previously paid;

•	payment in a lump sum amount equal to one times her then current annual base salary;

•	payment in a lump sum amount equal to one times her then current fiscal year target bonus amount; and

•	continuation of health benefits for up to 12 months.

Receipt of severance payments under the agreement is conditioned on Ms. Kendell executing and delivering a written general release of claims against the Company and its affiliates within 30 days of termination, and which includes Ms. Kendell’s reaffirmation of her continuing obligations under the assignment of inventions, non-disclosure, non-competition and non-solicitation provisions contained in her employment agreement, dated June 29, 2009, with the Company.

Term

The Severance and Change in Control Agreement with Ms. Kendell has a term (the “Term”) that continues in effect until December 31, 2015 and thereafter for one year terms unless the Company provides notice of non-renewal at least 90 days prior to the end of the expiration of the term then in effect. The rights and obligations under the Severance and Change in Control Agreement will expire on the earlier of (i) the expiration of the Term, (ii) the date that is 12 months after a Change in Control, if Ms. Kendell is still employed by the Company as of such later date, or (iii) the fulfillment by the Company of all of its obligations under the Severance and Change in Control Agreement.

Defined Terms

As defined in the Severance and Change in Control Agreement:

“Cause” means the executive’s willful and continued failure to substantially perform her reasonable assigned duties (other than any such failure resulting from incapacity due to physical or mental illness or any failure after the executive gives notice of termination for Good Reason), which failure is not cured within 30 days after a written demand for substantial performance is received by the executive from the Board of Directors of the Company which specifically identifies the manner in which the Board of Directors believes the executive has not substantially performed the executive’s duties; or the executive’s willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

A “Change in Control” means the occurrence of any of the following events: (1) Ownership. Any “Person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities (excluding for this purpose any such voting securities held by the Company or its affiliates or by any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions which the Board of Directors does not approve; or (2) Merger/Sale of Assets. (A) A merger or consolidation of the Company whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring stockholder approval.

“Disability” means the executive’s absence from the full-time performance of the executive’s duties with the Company for 180 consecutive calendar days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the executive or the executive’s legal representative.

“Good Reason” means the occurrence, without the executive’s written consent, of any of the following events or circumstances: (a) a material and continuing diminution of the executive’s position, duties, authority or responsibilities in the operation and management of the Company as compared to such position, duties, authority or responsibilities on the effective date of the Severance and Change in Control Agreement; (b) a material reduction in the executive’s then current annual base salary; (c) a change by the Company in the location at which the executive performs her principal duties for the Company to a new location that is more than 50 miles from the location at which the executive performs her principal duties for the Company on the effective date of the Severance and Change in Control Agreement; (d) the failure of the Company to obtain the agreement from any successor to the Company to assume and agree to perform the Severance and Change in Control Agreement; or (e) any failure of the Company to pay or provide to the executive any portion of the executive’s compensation or any Company-paid health, disability, accident and/or life insurance plans or programs due within seven days of the date such compensation or benefits are due, or any material breach by the Company of the Severance and Change in Control Agreement or any employment agreement with the executive.

The defined terms set forth above are the same defined terms that were contained in our now terminated Executive Severance and Change in Control Agreements with each of Dr. Hobden, Mr. Lollini, and Mr. Laslie.

Potential Payments to Ms. Kendell Upon a June 30, 2012 Termination

If Ms. Kendell had been terminated as of June 29, 2012, the last business day of our most recently completed fiscal year, under one of the circumstances described in her Severance and Change in Control Agreement, she would have received the following:

(i)	$255,000 representing payment in a lump sum amount equal to one times her then current annual base salary;

(ii)	$89,250 representing payment in a lump sum amount equal to one times her then current fiscal year target bonus amount;

(iii)	$14,779 representing continuation of health benefits for up to 12 months; and

(iv)	$46,260 representing payment in a lump sum amount of Ms. Kendell’s base salary through the date of termination, and accrued vacation pay.

December 13, 2011 Separation Agreement with Wayne Laslie, former Chief Operating Officer

On November 16, 2011, Wayne Laslie, our then serving Chief Operating Officer, notified the Company of his intention to resign effective on February 29, 2012. In connection with Mr. Laslie’s resignation, we entered into a Separation Agreement with Mr. Laslie on December 13, 2011. Pursuant to the terms and conditions of the Separation Agreement, Mr. Laslie received the following:

(i)	$190,000 representing payment in a lump sum amount equal to six months of his then current annual base salary;

(ii)	$101,333 representing payment in a lump sum amount equal to 8 months accrual of his fiscal year 2012 target bonus amount;

(iii)	$76,000 representing payment in a lump sum amount equal to 50% of his fiscal year target bonus amount offset by the amount of base salary paid for December 2011 through February 2012;

(iv)	$43,474 representing accrued vacation as of the date of termination;

(v)	$6,133 representing COBRA benefits;

(vi)	accelerated vesting of 35,750 stock options that would have vested through February 28, 2013, none of which had an exercise price lower than $3.20 per share, the closing price of our common stock on February 29, 2012; and

(vii)	accelerated vesting of 11,916 restricted stock units that would have vested through February 28, 2013, valued at $38,131 determined by multiplying the number of vesting restricted stock units by $3.20, the closing price of our common stock on February 29, 2012.

Mr. Laslie’s right to receive the foregoing was subject to his execution of a release of claims against the Company, and his agreement that the non-disclosure, intellectual property assignment, non-competition and non-solicitation provisions set forth in his employment agreement with Myrexis, dated July 1, 2009, will continue to apply in accordance with their terms.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended June 30, 2012 to each of our non-employee directors. In accordance with the terms of his Separation and Consulting Agreement with us, Mr. Lollini does not receive any compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Gerald P. Belle	157,000	(2)	29,949	186,949
Jason M. Aryeh	39,250		44,898	84,148
Robert Forrester	100,000		29,949	129,949
John T. Henderson, M.D.	71,000		29,949	100,949
Dennis H. Langer, M.D., J.D.	103,000		29,949	132,949
Timothy R. Franson, M.D.	59,000		29,949	88,949

(1)	Represents the aggregate grant date fair value of option awards granted in fiscal year 2012 calculated in accordance with FASB ASC Topic 718. Information regarding the assumptions used in the valuation of these awards can be found in the footnote to our financial statements entitled “Share-Based Compensation” in this Form 10-K. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in this Form 10-K. In accordance with our Director Compensation Policy described below, on December 8, 2011, the date of our 2011 annual meeting of stockholders, each of our non-employee directors, with the exception of Mr. Aryeh, was granted a non-qualified option to purchase 16,250 shares of common stock, the grant date fair value of which was $29,949. Mr. Aryeh was appointed to our Board of Directors on October 19, 2011. Pursuant to the terms of our Director Compensation Policy, upon his appointment to the Board, Mr. Aryeh was granted a non-qualified option to purchase 25,000 shares of common stock at an exercise price of $2.74 per share, the closing price of our common stock on the date of grant, with a grant date fair value of $44,898. This option vested in full on October 19, 2012. The following table shows the total number of outstanding and vested stock options held by our non-employee directors (excluding Mr. Lollini) as of June 30, 2012:

Name	Options Outstanding (#)	Vested Options (#)
Gerald P. Belle	72,500	56,250
Jason M. Aryeh	25,000	—
Robert Forrester	57,500	41,250
John T. Henderson, M.D.	97,500	81,250
Dennis H. Langer, M.D., J.D.	75,000	58,750
Timothy R. Franson, M.D.	57,500	41,250

(2)	In addition to the cash fees paid to Mr. Belle pursuant to our Director Compensation Policy described below, this amount also includes $25,000 paid to Mr. Belle in September 2011 for his services and assistance in connection with Dr. Hobden’s departure as President and Chief Executive Officer and the subsequent management transition.

Director Compensation Policy

Our non-employee directors are compensated as follows.

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

Attendance

In addition to the annual retainer amounts, we pay each non-employee director a per meeting cash fee of $2,000 for in-person attendance and $1,000 for telephonic attendance at any Board meetings in excess of five meetings per fiscal year. We also pay each non-employee director a per meeting cash fee of $2,000 for in-person attendance and $1,000 for telephonic attendance at committee meetings in excess of five Audit Committee meetings, four Compensation Committee meetings, and three Nominating and Governance Committee meetings, per fiscal year. All directors are also reimbursed for their out-of pocket expenses incurred in attending meetings.

In addition to the compensation described above, members of the Board’s Strategy Review Committee, comprised of Gerald P. Belle, Dennis Langer, Robert Forrester, and Jason M. Aryeh, are paid a per meeting cash fee of $1,000 for in-person or telephonic attendance or participation in committee meetings.

Stock Option Awards

Our non-employee directors are entitled to receive options to purchase our common stock under Equity Incentive Plan. Each year on the date of our annual meeting of stockholders, each non-employee director, other than new non-employee directors appointed within six months of the annual meeting, will automatically be granted a non-qualified option to purchase 16,250 shares of common stock at an exercise price equal to the closing price of our common stock on the date of grant. In addition, upon initial election to the Board each new non-employee director is granted a non-qualified option to purchase 25,000 shares of common stock at an exercise price equal to the closing price of our common stock on the date of grant. Options granted to our non-employee directors will vest in full on the first anniversary of the date of grant, assuming continued membership on the Board. Options granted to our non-employee directors will be exercisable after the termination of the director’s service on the Board to the extent exercisable on the date of such termination for the remainder of the life of the option. All options granted to our non-employee directors will become fully exercisable upon a change in control or upon the death of the director.

Risks Related to Compensation Practices and Policies

The Compensation Committee maintains a pay-for-performance compensation philosophy, but also recognizes that providing certain types of compensation incentives may inadvertently motivate individuals to act in ways that could be detrimental to the organization as a whole in order to maximize personal compensation. To minimize such risk, the Compensation Committee reviews at least annually the overall structure and individual components of our compensation program. The Compensation Committee also performs an annual evaluation to ensure that salary levels, equity awards and other elements of compensation are benchmarked against appropriate standards and that incentives provided for achievement of target goals are balanced between short-term rewards and longer-term enhancement of shareholder value. Based on its review, the Compensation Committee has concluded that any risks created by our compensation policies and procedures are not reasonably likely to have a material adverse effect on our Company or business.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee has three members, Dennis Langer (Chairman), Gerald Belle and Robert Forrester. No member of our Compensation Committee has at any time been an employee of ours. None of our executive officers is a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2012 (except as otherwise indicated) for (a) each stockholder known by us to own beneficially more than 5% of our common stock, (b) the executive officers named in the Summary Compensation Table of this Form 10-K, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of September 30, 2012 pursuant to the exercise of options or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 26,811,906 shares of common stock outstanding on September 30, 2012. Attached to each share of common stock is a Preferred Share Purchase Right to acquire one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $.01 per share, which Preferred Share Purchase Rights are not presently exercisable.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them. Unless otherwise indicated, the address for each director and executive officer listed is c/o Myrexis, Inc., 305 Chipeta Way, Salt Lake City, UT 84108.

	Shares of Common Stock Beneficially Owned
Beneficial Owner	Number	Percentage
Principal Stockholders:
Biotechnology Value Fund, L.P. (1) 900 North Michigan Avenue, Suite 1100 Chicago, IL 60611	1,344,900	5.02%

Bulldog Investors (2) Park 80 West, 250 Pehle Avenue, Suite 708 Saddle Brook, NJ 07663	1,936,564	7.22%

First Eagle Investment Management, LLC (3) 1345 Avenue of the Americas New York, New York 10105	2,741,604	10.23%

ICS Opportunities, Ltd. (4) c/o Millennium International Management LP 666 Fifth Avenue New York, New York 10103	1,413,300	5.27%

Executive Officers and Directors:
Andrea Kendell (5)	75,360	*
Robert J. Lollini (6)	268,683	1.00%
Adrian N. Hobden, Ph.D. (7)	208,014	*
Wayne Laslie (8)	120,722	*
Gerald P. Belle (9)	133,480	*
Jason M. Aryeh (10)	580,145	2.16%
Robert Forrester (11)	41,250	*
Timothy R. Franson, M.D. (11)	41,250	*
David W. Gryska	0	0
John T. Henderson, M.D. (12)	82,325	*
Dennis H. Langer, M.D., J.D. (11)	58,750	*
All current executive officers and directors as a group (9 persons) (13)	1,281,243	4.68%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)	This information is based on a Schedule 13G filed with the SEC on October 28, 2011. As of the close of business on October 27, 2011, (i) Biotechnology Value Fund, L.P. (“BVF”) beneficially owned 280,500 shares of common stock, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) beneficially owned 171,900 shares of common stock, (iii) BVF Investments, L.L.C. (“BVLLC”) beneficially owned 800,200 shares of common stock, and (iv) Investment 10, L.L.C. (“ILL10”) beneficially owned 92,300 shares of common stock. BVF Partners L.P. (“Partners”), as the general partner of BVF and BVF2, the manager of BVLLC and the investment adviser of ILL10, may be deemed to beneficially own the 1,344,900 shares of common stock beneficially owned in the aggregate by BVF, BVF2, BVLLC and ILL10. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 1,344,900 shares of common stock beneficially owned by Partners. Mark N. Lampert (“Mr. Lampert”), as a director and officer of BVF Inc., may be deemed to beneficially own the 1,344,900 shares of common stock beneficially owned by BVF Inc. Partners, BVF Inc. and Mr. Lampert share voting and dispositive power over the shares of common stock beneficially owned by BVF, BVF2, BVLLC and ILL10.
(2)	This information is based on a Schedule 13G filed with the SEC on February 27, 2012 by Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos, reporting sole power to dispose of all 1,936,564 shares of common stock beneficially owned and shared power to vote certain of the shares of common stock beneficially owned. Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. On August 7, 2012, we entered into a letter agreement dated August 6, 2012 (the “Bulldog Shareholders Letter Agreement”) with Bulldog Investors and Brooklyn Capital Management LLC (collectively, the “Bulldog Shareholders”). The Bulldog Shareholders Letter Agreement granted to the Bulldog Shareholders an exemption under Section 29 of our Tax Benefits Shareholder Rights Agreement, embodying a shareholder rights plan adopted on March 29, 2012 to protect the use of our net operating losses and certain other tax attributes (the “Plan”). Under the exemption, through the completion of our 2013 annual meeting of shareholders (the “2013 Annual Meeting”), the Bulldog Shareholders’ shareholdings must not at any time represent more than 9.9% ownership in Myrexis. Also through the completion of the 2013 annual meeting, the Bulldog Shareholders must cause the shares of common stock they own to be voted on any matter presented to our stockholders for their vote as our Board of Directors recommends. The voting requirement is subject to the condition that Jason Aryeh is included in the Board of Directors majority approving the recommendation or, if he abstains or otherwise does not vote as a member of the Board of Directors on the matter, that he otherwise concurs with the Board’s recommendation.

(3)	This information is based on a Schedule 13D/A filed with the SEC on December 2, 2010. First Eagle Management LLC (“FEM”) is deemed to be the beneficial owner of 2,741,604 shares (which includes 1,729,434 shares for which First Eagle Value in Biotechnology Master Fund Ltd may be deemed to be the beneficial owner). All such shares are held by various clients in accounts that are under management by FEM.
(4)	This information is based on a Schedule 13D/A filed with the SEC on February 1, 2012 filed by ICS Opportunities, Ltd. (“ICS Opportunities”). ICS Opportunities is the beneficial owner of 1,413,300 shares of our common stock. Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium International Management GP LLC, a Delaware limited liability company (“Millennium International Management GP”), is the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the 100% shareholder of ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Israel A. Englander, a United States citizen (“Mr. Englander”), is the managing member of Millennium International Management GP and Millennium Management and consequently may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities.
(5)	Includes 65,883 shares of common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of September 30, 2012.
(6)	Includes 224,500 shares of common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of September 30, 2012.
(7)	Includes 116,249 shares of common stock issuable upon the exercise of currently exercisable options.
(8)	Includes 71,186 shares of common stock issuable upon the exercise of currently exercisable options.
(9)	Includes 56,250 shares of common stock issuable upon the exercise of currently exercisable options.
(10)	Represents 545,245 shares of common stock held by JALAA Equities, LP, of which Mr. Aryeh is the founder and general partner, 9,900 shares of common stock held in trust, and 25,000 shares of common stock issuable upon the exercise of currently exercisable options.
(11)	Represents shares of common stock issuable upon the exercise of currently exercisable options.
(12)	Represents 1,000 shares of common stock beneficially owned directly by Dr. Henderson, 75 shares of common stock owned by Dr. Henderson’s spouse, and 81,250 shares of common stock issuable upon the exercise of currently exercisable options.
(13)	Consists of the shares of common stock and shares of common stock issuable upon the exercise options held by Ms. Kendell and Messrs. Lollini, Belle, Aryeh, Forrester, Franson, Henderson, and Langer.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of June 30, 2012.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,806,563	(2)	$3.30	(3)	2,437,149	(4)

Equity compensation plans not approved by security holders	—		—		—

Total	4,806,563	(2)	$3.30	(3)	2,437,149	(4)

(1)	These plans consist of our 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Equity Incentive Plan”) and our 2009 Employee Stock Purchase Plan (the “2009 ESPP”).
(2)	Includes 2,624,911 shares of common stock to be issued upon the exercise of outstanding stock options under the 2009 Equity Incentive Plan, and 2,181,652 shares of common stock to be issued upon the vesting of restricted stock units granted under the 2009 Equity Incentive Plan as of June 30, 2012.
(3)	Weighted-average exercise price relates to outstanding stock options. Restricted stock units are deemed to have an exercise price of zero.
(4)	Represents shares of common stock available for future issuance under the 2009 Equity Incentive Plan and the 2009 ESPP as of June 30, 2012. The 2009 Equity Incentive Plan contains an “evergreen provision” which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each of our fiscal years during the period beginning in fiscal year 2011 and ending on the second day of fiscal year 2019. The annual increase in the number of shares shall be equal to the lesser of (i) 2,400,000 shares; (ii) 5% of our outstanding shares on the first day of the fiscal year; and (iii) an amount determined by our Board of Directors. The Board of Directors determined not to increase the number of shares reserved under the Equity Incentive Plan as of July 1, 2012. The 2009 ESPP also contains an evergreen provision which allows for an increase in the number of shares available for issuance under the plan on the first day of each fiscal year beginning with fiscal year 2011. The increase in the number of shares shall be equal to the lesser of (i) 500,000 shares; (ii) 2% of the shares of our common stock outstanding on the last day of the immediately preceding fiscal year; and (iii) an amount determined by our Board of Directors. The Board of Directors determined not to increase the number of shares reserved under the 2009 ESPP as of July 1, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We were not a party to any transactions with related persons since July 1, 2011 that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Policy for Approval of Related Person Transactions

We have adopted a Policy on Related Person Transactions (the “Policy”) under which the Audit Committee reviews, approves or ratifies all related person transactions. Under our Policy, a related person transaction is one in which Myrexis is a participant, and the amount involved exceeds $120,000, and in which any of the following persons has or will have a direct or indirect material interest:

•	executive officers of the Company;

•	members of our Board of Directors;

•	beneficial holders of more than 5% of our securities;

•	immediate family members, as defined by Item 404 of Regulation S-K promulgated under the Securities Act, of any of the foregoing persons;

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest; and

•	any other persons whom the Board determines may be considered to be related persons as defined by Item 404 of Regulation S-K promulgated under the Securities Act.

Under the Policy, the Audit Committee shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of Myrexis and its stockholders, taking into account all available facts and circumstances as the Audit Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to Myrexis; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the Audit Committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

In reviewing and approving such transactions, the Audit Committee shall obtain, or shall direct management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the Audit Committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the Audit Committee. This approval authority may also be delegated to the Chairperson of the Audit Committee in some circumstances. It is contemplated that no related person transaction shall be entered into prior to the completion of these procedures; however, where permitted, a related person transaction may be ratified upon completion of these procedures.

The Audit Committee may adopt any further policies and procedures relating to the approval of related person transactions that it deems necessary or advisable from time to time. A copy of our Policy on Related Person Transactions is publicly available on the “Investors—Corporate Governance” section of our website at www.myrexis.com.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Myrexis, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The NASDAQ Stock Market: Mr. Belle, Mr. Aryeh, Mr. Forrester, Dr. Franson, Dr. Henderson and Dr. Langer.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Ernst & Young LLP, independent registered public accounting firm, to audit our financial statements for the fiscal year ending June 30, 2013. Ernst & Young LLP audited our financial statements for the fiscal year ended June 30, 2012.

Accounting Fees and Services

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended June 30, 2012, and June 30, 2011, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2012	2011
Audit fees: (1)	$232,096	$249,949
Audit related fees: (2)	—	—
Tax fees: (3)	22,900	85,829
All other fees: (4)	1,995	1,995

Total	$256,991	$337,773

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.
(2)	We did not engage Ernst & Young LLP to perform audit related services during fiscal year 2012 or 2011.
(3)	Tax fees in fiscal 2012 consisted principally of assistance with matters related to a Section 382 study. Tax fees in fiscal year 2011 consisted principally of assistance with matters related to an R&D tax credit study and the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code.
(4)	All other fees in fiscal year 2012 and 2011 consisted principally of access fees to the Ernst & Young LLP on-line Global Accounting & Auditing Information Tool.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2012.

MYREXIS, INC.

By:	/S/ DAVID W. GRYSKA
David W. Gryska Acting President and Chief Executive Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
2.1	Separation and Distribution Agreement, dated June 30, 2009, by and between the Registrant and Myriad Genetics, Inc.		8-K (Exhibit 2.1)	7/7/09	001-34275

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K (Exhibit 3.1)	9/13/10	001-34275

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock		10-K (Exhibit 3.1.1)	9/13/10	001-34275

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant		10-K (Exhibit 3.1.2)	9/13/10	001-34275

3.1.3	Amended Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock		8-K (Exhibit 3.1)	3/30/12	001-34275

3.2	Amended and Restated Bylaws of the Registrant		10-K (Exhibit 3.2)	9/13/10	001-34275

4.1	Form of Common Stock Certificate of the Registrant		10-K (Exhibit 4.1)	9/13/12	001-34275

4.2	Shareholder Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC, dated June 30, 2009, which includes as Exhibit B the form of Right Certificate		8-A (Exhibit 4.1)	6/30/09	001-34275

4.2.1	First Amendment, dated March 29, 2012, to Shareholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated June 30, 2009		8-K (Exhibit 4.1)	3/30/12	001-34275

4.3	Tax Benefits Preservation Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated March 29, 2012, which includes as Exhibit B the Form of Right Certificate		8-K (Exhibit 4.2)	3/30/12	001-34275

Lease Agreements

10.1	Sublease Agreement, effective July 1, 2009, by and between the Registrant and Myriad Genetics, Inc.		8-K (Exhibit 10.2)	7/7/09	001-34275

10.1.1	Amendment No. 1, effective November 11, 2009, to Sublease Agreement, effective July 1, 2009, by and between the Registrant and Myriad Genetics, Inc.		10-Q (Exhibit 10.1)	11/12/09	001-34275

10.1.2	Amendment No. 2, dated February 19, 2010, to Sublease Agreement, effective July 1, 2009, by and between the Registrant and Myriad Genetics, Inc.		10-Q (Exhibit 10.2)	5/17/10	001-34275

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Equity Compensation Plans

*10.2	2009 Employee, Director and Consultant Stock Plan, as amended (the “2009 Plan”)		10-K (Exhibit 10.2)	9/13/12	001-34275

*10.2.1	Form of Stock Option Agreement under the 2009 Plan		10/A (Exhibit 10.6.1)	6/8/09	001-34275

*10.2.2	Form of Restricted Stock Unit Agreement under the 2009 Plan		10/A (Exhibit 10.6.2)	6/8/09	001-34275

*10.2.3	Form of Incentive Stock Option Agreement under the 2009 Plan for Rollover Options issued under the Myriad Genetics, Inc. 2003 Employee, Director and Consultant Stock Option Plan, as amended (the “MGI 2003 Plan”)		10/A (Exhibit 10.6.3)	6/8/09	001-34275

*10.2.4	Form of Non-Qualified Stock Option Agreement under the 2009 Plan for Rollover Options issued under the MGI 2003 Plan		10/A (Exhibit 10.6.4)	6/8/09	001-34275

*10.2.5	Form of Incentive Stock Option Agreement under the 2009 Plan for Rollover Options issued under the Myriad Genetics, Inc. 2002 Employee, Director and Consultant Stock Option Plan, as amended (the “MGI 2002 Plan”)		10/A (Exhibit 10.6.5)	6/8/09	001-34275

*10.2.6	Form of Non-Qualified Stock Option Agreement under the 2009 Plan for Rollover Options issued under the MGI 2002 Plan		10/A (Exhibit 10.6.6)	6/8/09	001-34275

*10.2.7	Form of Restricted Stock Unit Award Agreement under the 2009 Plan entered into between the Registrant and each of Richard B. Brewer and David W. Gryska on May 11, 2012		8-K (Exhibit 10.4)	5/11/12	001-34275

*10.3	2009 Employee Stock Purchase Plan		10/A (Exhibit 10.7)	6/8/09	001-34275

Agreements with Executive Officers and Directors

10.4	Form of Indemnification Agreement between the Registrant and its directors and officers		10/A (Exhibit 10.8)	5/29/09	001-34275

*10.5	Non-Employee Director Compensation Policy, as amended November 11, 2010		10-Q (Exhibit 10.1)	2/9/11	001-34275

*10.6	Form of Employment Agreement between the Registrant and its officers		10-K (Exhibit 10.10)	9/28/09	001-34275

*10.7	Executive Severance and Change in Control Agreement by and between the Registrant and Adrian N. Hobden, dated February 1, 2010		8-K (Exhibit 10.1)	2/4/10	001-34275

*10.8	Form of Executive Severance and Change in Control Agreement entered into between the Registrant and each of Wayne Laslie and Robert Lollini on February 1, 2010		8-K (Exhibit 10.2)	2/4/10	001-34275

*10.9	Separation Agreement by and between the Registrant and Adrian N. Hobden, dated July 21, 2011		8-K (Exhibit 10.1)	7/22/11	001-34275

*10.10	Offer Letter by and between the Registrant and Robert J. Lollini, dated September 9, 2011		8-K (Exhibit 10.1)	9/12/11	001-34275

*10.11	First Amendment, dated September 9, 2011, to Executive Severance and Change in Control Agreement by and between the Registrant and Robert J. Lollini, dated February 1, 2010		8-K (Exhibit 10.2)	9/12/11	001-34275

*10.12	Offer Letter by and between the Registrant and Andrea Kendell, dated September 22, 2011		8-K/A (Exhibit 10.1)	9/28/11	001-34275

*10.13	Executive Severance and Change in Control Agreement by and between the Registrant and Andrea Kendell, dated September 22, 2011		8-K/A (Exhibit 10.2)	9/28/11	001-34275

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.14	Agreement by and between the Registrant and Jason M. Aryeh, dated October 18, 2011		8-K (Exhibit 10.2)	10/21/11	001-34275

*10.15	Separation Agreement by and between the Registrant and Wayne Laslie, dated December 13, 2011		8-K (Exhibit 10.1)	12/14/11	001-34275

*10.16	Separation and Consulting Agreement by and between the Registrant and Robert J. Lollini, dated May 11, 2012		8-K (Exhibit 10.1)	5/11/12	001-34275

*10.17	Employment Agreement by and between the Registrant and Richard B. Brewer, dated May 9, 2012		8-K (Exhibit 10.2)	5/11/12	001-34275

*10.18	Employment Agreement by and between the Registrant and David W. Gryska, dated May 9, 2012		8-K (Exhibit 10.3)	5/11/12	001-34275

Other Material Agreements

10.19	Agreement by and among the Registrant and MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC, and MSMB Capital Management LLC, dated October 18, 2011		8-K (Exhibit 10.1)	10/21/11	001-34275

10.20	Letter Agreement by and between the Registrant and Martin Shkreli, dated October 18, 2011		8-K (Exhibit 10.3)	10/21/11	001-34275

10.21	Letter Agreement by and among the Registrant, Bulldog Investors, and Brooklyn Capital Management LLC, dated August 6, 2012		8-K (Exhibit 10.1)	8/10/12	001-34275

10.22	Letter Agreement by and among the Registrant, MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC and MSMB Capital Management LLC, dated August 8, 2012		8-K (Exhibit 10.2)	8/10/12	001-34275

10.23	Letter Agreement by and between the Registrant and Martin Shkreli, dated August 8, 2012		8-K (Exhibit 10.3)	8/10/12	001-34275

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm		10-K (Exhibit 23.1)	9/13/12	001-34275

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002		10-K (Exhibit 31.1)	9/13/12	001-34275

31.1.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002		10-K (Exhibit 31.2)	9/13/12	001-34275

31.2.1	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002		10-K (Exhibit 32.1)	9/13/12	001-34275

101**	The following materials from Myrexis, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in XBRL (extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements		10-K (Exhibit 101)	9/13/12	001-34275

*	Management contract, compensatory plan or arrangement.
**	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.