Form 10-Q
period 2012-09-30
Myrexis, Inc.
filed 2012-11-09
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the registrant had 26,817,294 shares of common stock outstanding.

MYREXIS, INC.

i

PART I, Item 1 – FINANCIAL INFORMATION

MYREXIS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$36,580	$19,707
Marketable investment securities	47,756	68,671
Equipment held for sale	700	974
Prepaid expenses and other assets	1,055	192

Total current assets	86,091	89,544

Equipment and leasehold improvements:
Equipment	836	1,298
Leasehold improvements	1,197	1,197

	2,033	2,495
Less accumulated depreciation	1,787	1,846

Net equipment and leasehold improvements	246	649

Long-term marketable investment securities	1,123	1,248
Other assets	210	210

Total assets	$87,670	$91,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$457	$197
Accrued liabilities	1,064	2,082

Total current liabilities	1,521	2,279

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 26,817 shares issued and outstanding at September 30, 2012; 26,794 shares issued and outstanding at June 30, 2012	268	268
Additional paid-in capital	206,166	205,968
Accumulated other comprehensive income	4	4
Accumulated deficit	(120,289)	(116,868)

Total stockholders’ equity	86,149	89,372

Total liabilities and stockholders’ equity	$87,670	$91,651

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011
Research revenue	$—	$—
Costs and expenses:
Research and development expense	291	4,300
General and administrative expense	3,485	4,385

Total costs and expenses	3,776	8,685

Operating loss	(3,776)	(8,685)

Other income, net	355	99

Net loss	$(3,421)	$(8,586)

Loss per basic and diluted share	$(0.13)	$(0.33)
Weighted-average shares used to compute net loss per basic and diluted share	26,798	26,077
Comprehensive loss	$(3,421)	$(8,560)

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,421)	$(8,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221	336
Loss on impairment of assets	20	—
Share-based compensation expense	175	485
Gain on sale of assets	(318)	—
Gain on sale of marketable investment securities	—	(1)
Changes in operating assets and liabilities:
Prepaid expenses	(257)	849
Other assets	(606)	302
Accounts payable	260	(189)
Accrued liabilities	(1,018)	36

Net cash used in operating activities	(4,944)	(6,768)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	—	(8)
Proceeds from sale of assets	754	—
Purchase of marketable investment securities	(68,238)	(22,787)
Proceeds from maturity of marketable investment securities	89,278	31,600

Net cash provided by investing activities	21,794	8,805

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	23	12

Net cash provided by financing activities	23	12

Net increase in cash and cash equivalents	16,873	2,049
Cash and cash equivalents at beginning of period	19,707	19,189

Cash and cash equivalents at end of period	$36,580	$21,238

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

On August 15, 2012, the Company announced the death of Richard B. Brewer, its President and Chief Executive Officer. The Board of Directors appointed David W. Gryska as the acting President and Chief Executive Officer while considering succession plans and proceeded to further evaluate the Company’s strategic direction in light of this development and the Company’s progress to date in identifying attractive biopharmaceutical assets.

On November 9, 2012, the Board of Directors concluded that it appeared unlikely that a strategic transaction at a valuation materially in excess of the Company’s estimated liquidation value would be achieved in the near term. Based on these and other factors, the Board of Directors concluded that a statutory dissolution and liquidation was in the best interests of the Company and its stockholders and therefore unanimously adopted a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), subject to stockholder approval. The Company intends to file proxy materials with the Securities and Exchange Commission expeditiously and to hold a special meeting of stockholders as soon as practicable for the purpose of obtaining stockholder approval of the Plan of Dissolution.

The Plan of Dissolution contemplates an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. If the Company’s stockholders approve the Plan of Dissolution, the Company intends to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company, delist the Company’s shares of common stock from the NASDAQ Global Market, satisfy or resolve the Company’s remaining liabilities and obligations, including but not limited to contingent liabilities and claims and costs associated with the dissolution and liquidation, make reasonable provisions for unknown claims and liabilities and attempt to convert all of our remaining assets into cash or cash equivalents, and make distributions to the Company’s stockholders of cash available for distribution based upon their proportionate ownership at the time of the dissolution, subject to applicable legal requirements.

Pursuant to Delaware law, the Company will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct, solely for the purpose of prosecuting and defending suits against it and enabling it to close the Company’s business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. The Plan of Dissolution contemplates the sale of all of the Company’s remaining non-cash assets, including its intellectual property.

If the Company’s stockholders do not approve the Plan of Dissolution, the Board of Directors and management will continue to explore other strategic alternatives. Even if the Company’s stockholders approve the Plan of Dissolution, the Board of Directors has reserved the right, in its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the Plan of Dissolution, in order, for example, to permit the Company to pursue any new business opportunities or strategic transactions that may arise.

(b)	Basis of Accounting and Combination

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP, which consists of only normal recurring adjustments. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. Operating results for the three months ended September 30, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)    Marketable Investment Securities

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at September 30, 2012 and June 30, 2012 were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
(In thousands)
September 30, 2012:
Available-for-sale:
Money market funds	$36,370	$—	$—	$36,370
Corporate bonds and notes	33,097	—	—	33,097
Federal agency issues	15,656	3	—	15,659

Total	$85,123	$3	$—	$85,126

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
(In thousands)
June 30, 2012:
Available-for-sale:
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	53,989	2	—	53,991
Federal agency issues	15,679	2	—	15,681

Total	$89,375	$4	$—	$89,379

In addition, the Company holds $75,000 restricted cash in a 12-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. On June 30, 2012, the Company held $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of September 30, 2012 and June 30, 2012.

Maturities of debt securities classified as available-for-sale are as follows at September 30, 2012:

	Amortized cost	Estimated fair value
(In thousands)
September 30, 2012:
Available-for-sale:
Due within one year	$47,753	$47,756
Due after one year through three years	1,000	1,000

	$48,753	$48,756

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

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities utilize a the third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application, corroborative information, etc. The documentation includes consensus price or weighted average based on reported trades, broker/dealer quotes, benchmark securities, bids, offers, and reference data including market research publications. Also included are data from the vendor trading platform. We review, test and validate this information as appropriate.

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at September 30, 2012 and June 30, 2012:

(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2012
Money market funds	$36,370	$—	$—	$36,370
Corporate bonds and notes	—	33,097	—	33,097
Federal agency issues	—	15,659	—	15,659

Total	$36,370	$48,756	$—	$85,126

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	—	53,991	—	53,991
Federal agency issues	—	15,681	—	15,681

Total	$19,707	$69,671	$—	$89,379

In conjunction with the suspension of all development activities, the Company has evaluated its equipment and management has committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at September 30, 2012 totaled $0.7 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. The fair value of the equipment was determined by using broker quotes for similar assets. The Company has classified the inputs used for determining the fair value of these assets as Level II in the fair value hierarchy.

(4)    Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income. Specifically, the Company includes in other comprehensive income the changes in unrealized gains and losses on its holdings of available-for-sale securities, which are excluded from its net loss. The following table sets forth the calculation of the Company’s comprehensive net loss for the three months ended September 30:

(In thousands)	2012	2011
Net loss	$(3,421)	$(8,586)
Other comprehensive loss:
Change in unrealized gain and on marketable securities	—	26

Total comprehensive net loss	$(3,421)	$(8,560)

(5)    Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For the three months ended September 30, 2012, there were outstanding potential common equivalent shares of 2,102,644, compared to 2,392,617, in the same period in 2011 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

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

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,
	2012	2011
(in thousands)
Research and development	$(53)	$335
General and administrative	228	150

Total employee stock-based compensation expense	$175	$485

During the three months ended September 30, 2012, the Company granted 60,000 options and 56,800 restricted stock units under the Equity Incentive Plan. The weighted-average option exercise price was $2.65 per share for options and the weighted-average grant price was $2.65 per share for restricted stock units.

During the three months ended September 30, 2012, 10,768 stock options were exercised at a weighted average price of $1.69 per share. As of September 30, 2012, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was approximately $0.9 million, which will be recognized over a weighted-average period of 1.96 years.

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

Currently eligible Myrexis employees are participating in the ESPP offering period that began June 1, 2012 and will close November 30, 2012. Expense associated with Myrexis employees participating in the ESPP was approximately $6,000 for the period ended September 30, 2012.

(7)    Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three month periods ended September 30, 2012 and 2011.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2012 the Company has certain deferred tax assets, primarily from NOL’s and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. For the three months ended September 30, 2012 and 2011, the Company recorded approximately $0 and $46,000, respectively, of additional liability for unrecognized tax benefits related to research tax credits. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations and comprehensive loss. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

At September 30, 2012, the Company had Federal and State net operating loss carryforwards of approximately $126,257,000, of which $15,800,000 is attributable to excess tax benefits for which no deferred tax asset has been established. In addition, the Company had Federal research credit carryforwards of $2,650,000 and Utah research credit carryforwards of $1,082,000.These carryforward tax benefits can be used in certain circumstances to offset future tax liabilities. Pursuant to Sections 382 and 383 of the Internal Revenue Code, with which Utah complies, the Company’s use of the carryforward tax benefits may be limited in any given year as a result of certain changes in the Company’s ownership, including significant increases in ownership by the Company’s 5-percent shareholders. While the Company believes that its carryforward tax benefits as of September 30, 2012 are not limited under Sections 382 and 383, significant changes in ownership in the future may limit such usage. In March, 2012, in an effort to protect the use of its carryforward tax benefits, the Company adopted a Tax Benefits Preservation Rights Plan that discourages significant changes in ownership of the Company’s stock that might limit the use of our carryforward tax benefits.

(8)    Commitments and Contingencies

Our former parent Myriad Genetics, Inc. (“MGI”) had entered into a license agreement for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa with Maxim Pharmaceuticals, Inc. and Cytovia, Inc. All licensed rights of Maxim and Cytovia were subsequently acquired by EpiCept Corporation, and Maxim, Cytovia and EpiCept are collectively referred to herein as EpiCept. Pursuant to the separation agreement with MGI, Myrexis assumed all rights and obligations under this license agreement, including an obligation to pay EpiCept milestone payments upon the occurrence of potential future events.

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

(9)    Reorganization

In conjunction with the March 2012 reorganization, the Company determined that there were indicators of impairment of certain fixed assets, based on quoted market prices, and evaluated whether the carrying value of assets with impairment indicators is recoverable. Management concluded that $20,000 of additional impairment loss should be recognized during the period ended September 30, 2012. This expense is reflected in the statement of operations and comprehensive income in general and administrative for the period ended September 30, 2012. Impairment charges of $281,000 were recorded in the year ended June 30, 2012 in conjunction with the March 2012 reorganization.

The Company has evaluated its equipment and management has committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at September 30, 2012 totaled $0.7 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. For the three months ended September 30, 2012, the Company sold assets with a net book value of $457,000 recognizing a net gain of $318,000. The gain is reflected in other income in the statement of operations and comprehensive loss. The Company expects to sell these assets by the end of calendar year 2012.

(10)    Subsequent Event

On November 9, 2012, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”), subject to stockholder approval. The Company intends to file proxy materials with the Securities and Exchange Commission expeditiously and to hold a special meeting of stockholders as soon as practicable for the purpose of obtaining stockholder approval of the Plan of Dissolution.

Upon stockholder approval of the Plan of Dissolution, the Company will adopt and present, as required, future financial statements on a liquidation basis of accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. These risks could cause our actual results to differ materially from any future performance suggested below.

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

On August 15, 2012, we announced the death of Richard B. Brewer, our President and Chief Executive Officer. The Board of Directors appointed David W. Gryska as the acting President and Chief Executive Officer while considering succession plans and proceeded to further evaluate our strategic direction in light of this development and our progress to date in identifying attractive biopharmaceutical assets.

On November 9, 2012, the Board of Directors concluded that it appeared unlikely that a strategic transaction at a valuation materially in excess of the Company’s estimated liquidation value would be achieved in the near term. Based on these and other factors, the Board of Directors concluded that a statutory dissolution and liquidation was in the best interests of the Company and its stockholders and therefore unanimously adopted a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), subject to stockholder approval. We intend to file proxy materials with the Securities and Exchange Commission expeditiously and to hold a special meeting of stockholders as soon as practicable for the purpose of obtaining stockholder approval of the Plan of Dissolution.

The Plan of Dissolution contemplates an orderly wind down of the Company’s business and operations in accordance with the provisions of Delaware law. If our stockholders approve the Plan of Dissolution, we intend to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company, delist the Company’s shares of common stock from the NASDAQ Global Market, satisfy or resolve the Company’s remaining liabilities and obligations, including but not limited to contingent liabilities and claims and costs associated with the dissolution and liquidation, make reasonable provisions for unknown claims and liabilities and attempt to convert all of our remaining assets into cash or cash equivalents, and make distributions to the Company’s stockholders of cash available for distribution based upon their proportionate ownership at the time of the dissolution, subject to applicable legal requirements.

The Company currently estimates that it will establish a reserve of between $7 million and $12 million, which will be used to pay all expenses (including operating expenses up until the dissolution) and other known, non-contingent liabilities, and includes reasonable provision for expenses of liquidation and contingent and unknown liabilities as required by Delaware law. Based on this estimated reserve, the Company currently estimates that the aggregate amount of an initial liquidating distribution to stockholders will be between $72.9 million and $77.9 million, or between $2.72 to $2.91 per share, based on 26,817,294 shares of common stock outstanding as of November 2, 2012. The Company expects to make an initial liquidating distribution as soon as practicable following the dissolution.

The amount distributable to stockholders, however, may vary substantially from this estimate based on a number of factors, including the resolution of outstanding known and contingent liabilities, the possible assertion of claims that are currently unknown to the Company and costs incurred to wind down the Company’s business. In particular, pursuant to the Company’s Separation and Distribution Agreement with its former parent, Myriad Genetics, Inc., at the time of the Company’s separation from Myriad Genetics in 2009, the Company assumed liability for certain pending or threatened legal matters related to the Company’s business, and is obligated to indemnify Myriad Genetics for any liability arising out of such matters, including any costs of litigating such matters. Although the Company does not believe that any obligation it assumed under the Separation and Distribution Agreement will result in a material liability, it cannot predict with certainty the amount or timing of such liability, if any. The Board of Directors, in consultation with its advisors, has evaluated this contingent liability, as well as other matters, in order to make a determination about reasonable amounts to reserve, which is reflected in the estimated reserve described above. Although the Board of Directors believes there is a reasonable possibility that a substantial amount of the contingency portion of the reserve will ultimately be distributed to the stockholders, Delaware law requires that the Company’s Board of Directors make reasonable provision for contingent and unknown obligations in connection with a dissolution and liquidation of the Company, which requires that a portion of the Company’s assets be reserved until the resolution of such matters. Further, if additional amounts are ultimately determined to be necessary to satisfy any of these obligations, stockholders may receive substantially less than the current estimates.

Pursuant to Delaware law, the Company will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct, solely for the purpose of prosecuting and defending suits against it and enabling us to close the Company’s business, to dispose of its property, to discharge its liabilities and to distribute to its stockholders any remaining assets. The Plan of Dissolution contemplates the sale of all of the Company’s remaining non-cash assets, consisting of its Hsp90 Inhibitor program, Cancer Metabolism Inhibitor program, and Oral Anti-interferon program for the treatment of autoimmune diseases (each of which is described below), including all related intellectual property, preclinical and clinical trial data and related regulatory filings and other documentation and supplies. The Plan of Dissolution does not specify the manner in which we may sell the Company’s assets. Such sales could take the form of individual sales of assets, sales of groups of assets organized by type of asset or otherwise, a single sale of all or substantially all of our assets, or some other form of sale. Sales of the Company’s assets will be made on such terms as are approved by the Board of Directors in its sole discretion. The assets may be sold to one or more purchasers in one or more transactions over a period of time. If our stockholders approve the Plan of Dissolution, the Company will be authorized to cease operations, sell or otherwise dispose of its non-cash assets and dissolve the Company and its subsidiaries without further approval of the stockholders, unless required to obtain such approval under Delaware law.

If our stockholders do not approve the Plan of Dissolution, the Board of Directors and management will continue to explore other strategic alternatives. Because the Board of Directors and management believe that they have exhausted all reasonable and viable strategic alternatives, it is possible that the Company would seek voluntary dissolution at a later time and potentially with diminished assets. In addition, the Company could cease operations, make an assignment for the benefit of creditors, turn the Company over to a third-party management company or liquidator or file for bankruptcy protection. Even if our stockholders approve the Plan of Dissolution, the Board of Directors has reserved the right, in its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the Plan of Dissolution, in order, for example, to permit the Company to pursue any new business opportunities or strategic transactions that may arise.

Our Oncology Programs

We have two programs in oncology. As indicated in our February 2012 announcement, we have suspended development activities in these programs.

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

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies which are both important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are as follows:

•	impairment of long-lived assets.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as intangible assets and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized. We recorded impairment charges for the period ended September 30, 2012 and 2011 of $20,000 and $0, respectively. These charges are reflected in the statement of operations and comprehensive loss in general and administrative expenses.

We have evaluated our equipment and management has committed to a plan to sell our laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at September 30, 2012 totaled $0.7 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. We expect to sell these assets by the end of calendar year 2012.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

We operate in one reportable operating segment, drug development.

Our drug research and development expenses included costs incurred for our drug candidates. The only costs we tracked for each drug candidate were external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We did not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. All development costs for our drug candidates were expensed as incurred. Our research and development expenses recorded for the period ended September 30, 2012, were expenses associated with research and development activities completed during the quarter that were initiated prior to the announcement of the suspension of all our preclinical and clinical development activities in March 2012.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three months ended September 30, 2012 were $0.3 million compared to $4.3 million in the same quarter last year. This 93% decrease was primarily due to:

•	decreased internal costs of approximately $1.1 million resulting from a reduction in headcount;

•	decreased preclinical development costs of $1.4 million resulting from the Company’s decision to suspend development activity on all clinical and preclinical programs; and

•	decreased external drug candidate costs of approximately $1.5 million.

Research and development costs for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
(In thousands)	2012	2011
External costs, drug candidates:
Azixa	$12	$1,140
MPC-4326	3	13
MPC-3100	7	116
MPC-0767	3	318
MPC-8640	145	149
MPI-0485520	68	3

Sub-total direct costs	238	1,739
Internal costs:
Internal costs, drug candidates	53	1,198
Preclinical development costs	—	1,363

Total research and development	$291	$4,300

We expect to see reduced research and development costs as a result of the decision to suspend further development activities for all preclinical and clinical programs and the Board of Directors’ approval of the dissolution and liquidation of the Company.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three months ended September 30, 2012 were $3.5 million compared to $4.4 million for the three months ended September 30, 2011. This 20% decrease in general and administrative expenses during the three months ended September 30, 2012, was due primarily to a reduction in headcount as a result of the Company’s decision to suspend development activities for all clinical and preclinical programs. As a result of the Board of Directors’ approval of the dissolution and liquidation of the Company, we expect to see reduced general and administrative expenses.

Other Income

Other income of $355,000 and $99,000 for the three months ended September 30, 2012 and 2011, respectively, reflects interest income earned on our marketable investment securities of $36,000 for the period ended September 30, 2012 and $88,000 for the same period in 2011, respectively. The decrease in interest income of 59% is a result of the reduction in our invested balance in marketable securities for the three months ended September 30, 2012 as compared to 2011. In addition, other income includes a net gain on the sale of assets of $318,000 for the period ended September 30, 2012 and $0 for the same period in 2011. The increase in gain on disposal of assets is a result of our decision to sell our laboratory equipment after our decision to suspend development activity on all our clinical and preclinical activities. The majority of the gain recorded results from the sale of assets that were fully depreciated or written off as a result of previous reorganizations in the Company.

Liquidity and Capital Resources

Net cash used in operating activities was $4.9 million during the three months ended September 30, 2012 compared to $6.8 million used in operating activities for the same three months in 2011. The change in cash flow from operating activity can be attributed primarily to the timing and payment of liabilities which were offset, in part, by a lower net loss in 2012.

Our investing activities provided $21.8 million in cash during the three months ended September 30, 2012 compared to $8.8 million used for the same three months in 2011. The change is primarily due to a reduction in our overall cash position and timing of new purchases and maturity of our marketable securities.

Approximately $23,000 in cash was provided by financing activities during the three months ended September 30, 2012 as a result of proceeds from stock options exercised during the period compared to $12,000 for the same three months in 2011. The change is primarily due to terminated employees exercising in-the-money stock options during the period ended September 30, 2012.

As of September 30, 2012, we had $85.5 million in cash, cash equivalents and marketable securities. If we do not dissolve and liquidate our assets, and notwithstanding the factors listed below, we believe our cash, cash equivalents and marketable securities are sufficient for at least the next 12 months. If we do not dissolve and liquidate our assets, our future capital requirements, cash flows, and results of operations could be affected by and will depend on many factors that are currently unknown to us, including:

•	the outcome of our review and evaluation of any additional strategic alternatives;

•	changes in our business strategy;

•	regulatory developments or enforcement in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	changes in estimates or recommendations by securities analysts, if any cover our common stock;

•	the ability to partner, sell or out-license rights to our programs on favorable terms;

•	failure to secure adequate capital to fund our operations if and when needed, or the issuance of equity securities at prices below the current market price;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

If we do not dissolve and liquidate our assets, to the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012 that we have filed with the SEC, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We maintain a portfolio of cash, cash equivalents and short term and long term marketable securities which are subject to interest rate risk. Our investments consist primarily of highly liquid securities of various types and maturities of two years or less, with a maximum average maturity of one year. Changes in interest rates affect the fair market value of these marketable investment securities. There have been no material changes in our exposure to market risk as compared to our disclosures under Item 7A in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our acting principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our acting principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors.

In addition to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission on September 13, 2012, as amended on October 29, 2012, the following risk factors should be considered in connection with the proposed liquidation and dissolution of the Company.

The amount we distribute to our stockholders in the initial liquidating distribution may be substantially less than the amount we currently estimate if the amounts of our liabilities, other obligations and expenses or claims against us are higher than we currently anticipate.

We currently estimate that we will establish a reserve of between $7 million and $12 million, which will be used to pay all expenses (including operating expenses up until the dissolution) and other known, non-contingent liabilities, and includes reasonable provision for expenses of liquidation and contingent and unknown liabilities as required by Delaware law. Based on this estimated reserve, we currently estimate that the aggregate amount of an initial liquidating distribution to stockholders will be between $72.9 million and $77.9 million, or between $2.72 to $2.91 per share, based on 26,817,294 shares of common stock outstanding as of November 2, 2012. We expect to make an initial liquidating distribution as soon as practicable following the dissolution. The amount of cash ultimately distributed to our stockholders in liquidating distributions depends on the amount of our liabilities, obligations and expenses and claims against us, and contingency reserves that we establish during the liquidation process. We have attempted to estimate reasonable reserves for such liabilities, obligations, expenses and claims against us. However, those estimates may be inaccurate. Factors that could impact our estimates include the following:

•	if any of the estimates regarding the Plan of Dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate;

•	if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions to our stockholders; and

•

if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are inaccurate.

If any of the foregoing occurs, the amount we initially distribute to our stockholders may be substantially less than the amount we currently estimate.

We cannot assure you of the exact amount or timing of any additional liquidating distributions to our stockholders under the Plan of Dissolution.

We currently estimate that we will establish a reserve of between $7 million and $12 million, which will be used to pay all expenses (including operating expenses up until the dissolution) and other known, non-contingent liabilities, and includes reasonable provision for expenses of liquidation and contingent and unknown liabilities as required by Delaware law. The liquidation and dissolution process is subject to numerous uncertainties, and may not result in any remaining capital for additional liquidating distributions to our stockholders following the initial liquidating distribution. The precise nature, amount and timing of any additional liquidating distribution to our stockholders will depend on and could be delayed by, among other things, sales of our non-cash assets, claim settlements with creditors, and unexpected or greater than expected expenses.

        In particular, as previously disclosed, pursuant to our Separation and Distribution Agreement with our former parent, Myriad Genetics, Inc., at the time of our separation from Myriad Genetics in 2009, we assumed liability for certain pending or threatened legal matters related to the Company’s business, and we are obligated to indemnify Myriad Genetics for any liability arising out of such matters, including any costs of litigating such matters. Although we do not believe that any obligation we assumed under the Separation and Distribution Agreement will result in a material liability, we cannot predict with certainty the amount or timing of such liability, if any. The Board of Directors, in consultation with its advisors, has evaluated this contingent liability, as well as other matters, in order to make a determination about reasonable amounts to reserve, which is reflected in the estimated reserve described above. Although the Board of Directors believes there is a reasonable possibility that a substantial amount of the contingency portion of the reserve will ultimately be distributed to the stockholders, Delaware law requires that the Company’s Board of Directors make reasonable provision for contingent and unknown obligations in connection with a dissolution and liquidation of the Company, which requires that a portion of the Company’s assets be reserved until the resolution of such matters.

If our stockholders vote against the Plan of Dissolution, it would be very difficult for us to continue our business operations.

If our stockholders do not approve the Plan of Dissolution, we would have to continue our business operations from a difficult position, in light of our announced intent to liquidate and dissolve. We are not actively conducting any clinical development programs and have generally ceased normal business operations and terminated all but ten of our employees. Prospective employees, vendors and other third parties may refuse to form relationships or conduct business with us if they do not believe we will continue to operate as a going concern.

Our Board of Directors may abandon or delay implementation of the Plan of Dissolution even if approved by our stockholders.

Even if our stockholders approve the Plan of Dissolution, our Board of Directors has reserved the right, in its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the Plan of Dissolution, in order, for example, to permit us to pursue new business opportunities or strategic transactions.

The payment of liquidating distributions, if any, to our stockholders could be delayed.

Although our Board of Directors has not established a firm timetable for liquidating distributions to our stockholders, the Board of Directors intends, subject to contingencies inherent in winding down our business, to make such liquidating distributions, if any, as promptly as practicable as creditor claims and contingent liabilities are paid or settled. However, we are currently unable to predict the precise timing of any such liquidating distributions or whether any liquidating distributions will occur at all. The timing of any such liquidating distributions will depend on and could be delayed by, among other things, the timing of sales of our non-cash assets and claim settlements with creditors. Additionally, a creditor could seek an injunction against the making of such distributions to our stockholders on the ground that the amounts to be distributed were needed to provide for the payment of our liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for such distribution to our stockholders.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution out of the liquidation to stockholders.

Claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred as we wind down. These expenses will reduce the amount of assets available for ultimate distribution to stockholders.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder receiving liquidating distributions could be held liable for payment to our creditors of his, her or its pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

If the Plan of Dissolution is approved by our stockholders, we will file a Certificate of Dissolution with the Delaware Secretary of State dissolving Myrexis, Inc. Pursuant to the Delaware General Corporation Law (the “DGCL”), we will continue to exist for three years after the Certificate of Dissolution is filed or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the DGCL, in the event we fail to create during this three-year period an adequate contingency reserve for payment of our expenses and liabilities, each stockholder of record as of the date of the filing of the Certificate of Dissolution, which is referred to hereinafter as the Final Record Date, could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such stockholder in dissolution.

        Although the liability of any stockholder is limited to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts) pursuant to the Plan of Dissolution, this means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the Plan of Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. While we will endeavor to make adequate reserves for all known, contingent, and unknown liabilities, there is no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

No further stockholder approval will be required.

Approval of the Plan of Dissolution and the actions contemplated thereby requires the affirmative vote of a majority of the votes cast at a meeting of stockholders duly called at which a quorum is present. If our stockholders approve the Plan of Dissolution, we will be authorized to cease operations, sell, license or otherwise dispose of our non-cash assets and dissolve the Company and its subsidiaries without further approval of our stockholders, unless required to do so by Delaware law.

We intend to have our common stock delisted from the NASDAQ Global Market and our stock transfer books closed at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State, after which it will not be possible for stockholders to publicly trade our stock.

We will request that our common stock be delisted from the NASDAQ Global Market at the close of business on the date we file the Certificate of Dissolution with the Delaware Secretary of State and intend to close our stock transfer books and discontinue recording transfers of our common stock at that time. Thereafter, certificates representing our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and, after the Final Record Date, any distributions made by us will be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. It is possible that the trading of our common stock on the NASDAQ Global Market will effectively terminate before the Final Record Date if we are unable to meet NASDAQ’s requirements for continued listing.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, we intend, after filing our Certificate of Dissolution, to seek relief from the SEC from the reporting requirements under the Exchange Act. However, the SEC may not grant any such relief, in which case we would be required to continue to bear the expense of being a public reporting company until at least the filing of our Annual Report on Form 10-K for the year ending June 30, 2013.

Our Board of Directors may at any time turn management of the liquidation over to a third party, and some or all of our directors may resign from our Board of Directors at any time.

Our Board of Directors may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our stockholders, and some or all of our directors may resign from our Board of Directors at any time. If management is turned over to a third party and all of our directors resign from our Board of Directors, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets.

If we decide to use a liquidating trust, interests of our stockholders in such a trust may not be transferable.

The interests of our stockholders in a liquidating trust set up by us may not be transferable, which could adversely affect your ability to realize the value of such interests. Even if transferable, the interests are not expected to be listed on a national securities exchange, and the extent of any trading market therein cannot be predicted. Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets. In addition, as stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the interest holders without their being readily able to realize the value of such interest to pay such taxes or otherwise.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of our dissolution and liquidation, for U.S. federal income tax purposes, our stockholders generally will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (2) their tax basis for their shares of our common stock. Liquidating distributions pursuant to the Plan of Dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a stockholder only when the stockholder receives our final liquidating distribution to stockholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the stockholder's tax basis for that share. Stockholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution and liquidation pursuant to the Plan of Dissolution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

2.1	Plan of Complete Liquidation and Dissolution of Myrexis, Inc. Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 9, 2012 (File No. 001-34275).

10.1	Retention Bonus Agreement by and between Myrexis, Inc. and Andrea Kendell, entered into effective July 2, 2012.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Myrexis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Balance Sheets as of September 30, 2012 and June 30, 2012, (ii) the Unaudited Statements of Operations and Comprehensive Loss for the three months ended September 30, 2012 and 2011, (iii) the Unaudited Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Financial Statements.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYREXIS, INC.

Date: November 9, 2012	By:	/s/ DAVID W. GRYSKA
David W. Gryska
Acting President and Chief Executive Officer, Chief Operating Officer
(principal executive officer)

Date: November 9, 2012	By:	/s/ ANDREA KENDELL
Andrea Kendell
Chief Financial Officer (principal accounting and financial officer)