Form 10-Q
period 2012-12-31
Myrexis, Inc.
filed 2013-02-08
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 1, 2013, the registrant had 27,417,077 shares of common stock outstanding

MYREXIS, INC.

i

PART I, Item 1—FINANCIAL INFORMATION

MYREXIS, INC.

Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$44,380	$19,707
Marketable investment securities	36,934	68,671
Equipment held for sale	—	974
Prepaid expenses and other assets	1,802	192

Total current assets	83,116	89,544

Equipment and leasehold improvements:
Equipment	836	1,298
Leasehold improvements	1,197	1,197

	2,033	2,495
Less accumulated depreciation	1,944	1,846

Net equipment and leasehold improvements	89	649

Long-term marketable investment securities	123	1,248
Other assets	210	210

Total assets	$83,538	$91,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$328	$197
Accrued liabilities	979	2,082

Total current liabilities	1,307	2,279

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 27,195 shares issued and outstanding at December 31, 2012; 26,794 shares issued and outstanding at June 30, 2012	272	268
Additional paid-in capital	207,056	205,968
Accumulated other comprehensive income	2	4
Accumulated deficit	(125,099)	(116,868)

Total stockholders’ equity	82,231	89,372

Total liabilities and stockholders’ equity	$83,538	$91,651

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Research revenue	$—	$—	$—	$—
Costs and expenses:
Research and development expense	117	3,769	408	8,069
General and administrative expense	4,734	3,841	8,219	8,226

Total costs and expenses	4,851	7,610	8,627	16,295

Operating loss	(4,851)	(7,610)	(8,627)	(16,295)

Other income, net	41	100	396	199

Net loss	$(4,810)	$(7,510)	$(8,231)	$(16,096)

Loss per basic and diluted share	$(0.18)	$(0.29)	$(0.31)	$(0.62)
Weighted-average shares used to compute net loss per basic and diluted share	26,920	26,251	26,859	26,164
Comprehensive loss	$(4,812)	$(7,502)	$(8,233)	$(16,062)

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,231)	$(16,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	673
Loss on impairment of assets	20	—
Share-based compensation expense	335	1,003
Gain on sale of assets	(326)	(3)
Gain on sale of marketable investment securities	—	(1)
Changes in operating assets and liabilities:
Prepaid expenses	(631)	1,044
Other assets	(979)	389
Accounts payable	131	(277)
Accrued liabilities	(1,103)	(44)

Net cash used in operating activities	(10,406)	(13,312)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	—	(32)
Proceeds from sale of assets	1,463	14
Purchase of marketable investment securities	(181,369)	(69,691)
Proceeds from maturity of marketable investment securities	214,227	79,553

Net cash provided by investing activities	34,321	9,844

Cash flows from financing activities:
Net proceeds from common stock issued under share-based compensation plans	758	478

Net cash provided by financing activities	758	478

Net increase (decrease) in cash and cash equivalents	24,673	(2,990)
Cash and cash equivalents at beginning of period	19,707	19,189

Cash and cash equivalents at end of period	$44,380	$16,199

See accompanying notes to financial statements (unaudited).

MYREXIS, INC.

Notes to Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

Prior to February 2012, Myrexis, Inc. (“Myrexis” or the “Company”) was a biopharmaceutical company that generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. In February 2012, the Company announced that it had suspended development activity on all of its preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, the Company initiated an alignment of its resources involving a phased reduction in its workforce from approximately 59 employees to 6 employees as of February 8, 2013.

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

On December 14, 2012, the Company filed proxy materials with the Securities and Exchange Commission (“SEC”) for a special meeting of stockholders on January 23, 2013, to consider and vote upon the Plan of Dissolution (the “Special Meeting”).

As previously disclosed, pursuant to the Company’s Separation and Distribution Agreement with Myriad Genetics, Inc. (“Myriad Genetics”), dated June 30, 2009, at the time of Myrexis’ separation from Myriad Genetics, Myrexis assumed liability for certain pending or threatened legal matters related to its business, and is obligated to indemnify Myriad Genetics for any liability arising out of such matters, including any costs and expenses of litigating such matters, including payment of attorneys’ fees incurred to defend against claims. One such matter, a lawsuit brought by the Alzheimer’s Institute of America, Inc. (“AIA”) against Myriad Genetics and its wholly owned subsidiary, Myriad Therapeutics, Inc. (formerly known as Myriad Pharmaceuticals, Inc.) (referred to hereinafter together with Myriad Genetics as “Myriad”), and the Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research (referred to hereinafter together as “Mayo”), asserted that Myriad and Mayo infringed certain patents allegedly owned by AIA in connection with Myriad’s research and development of its failed Alzheimer’s drug candidate Flurizan (hereinafter referred to as the “Litigation”). Myrexis, Myriad, Mayo and AIA are hereinafter referred to collectively as the “Parties”.

On December 21, 2012, the Company announced that it entered into a settlement agreement that settled fully and finally the Litigation. Pursuant to the terms of the Settlement Agreement, in consideration of AIA’s release of claims against and covenant not to sue the other Parties for matters related to the Litigation, Myrexis agreed to (1) pay AIA approximately $1,525,000, and (2) transfer to AIA all program rights and assets associated with Myrexis’ Hsp90 inhibitor program, cancer metabolism inhibitor program, and small molecule anti-interferon (IKK€/TBK1) inhibitor program (the “Program Assets Transfer”). AIA assumed Myrexis’ liabilities under the program contracts being transferred to AIA and all liabilities for the further conduct of the programs, subject, in each case, to certain exclusions, including liabilities accruing or arising from events occurring prior to the Program Assets Transfer. The Settlement Agreement also includes a release of claims against AIA by each of Myrexis, Myriad and Mayo. Simultaneously with the delivery of the settlement payment to AIA by Myrexis on December 21, 2012, the Parties filed a stipulation of dismissal of the Litigation.

On December 21, 2012, David W. Gryska informed Myrexis of his resignation as Acting President and Chief Executive Officer, Chief Operating Officer and member of the Board of Directors, effective December 24, 2012.

On January 22, 2013, the Board of Directors of the Company unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution and instead, the Board of Directors declared a special cash distribution to shareholders in the amount of $2.86 per share. The special cash distribution will be paid to shareholders of record at the close of business on Monday, February 4, 2013. The dividend is expected to be paid on Friday, February 15, 2013, and the common stock is expected to trade ex-dividend commencing on Tuesday, February 19, 2013. The Board of Directors also appointed Jonathan M. Couchman as a Class II director of the Company and as its President and Chief Executive Officer. Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned. Myrexis, under the leadership of Mr. Couchman, will continue its evaluation of strategic alternatives.

(b)	Basis of Accounting and Combination

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the SEC. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP, which consist of only normal recurring adjustments. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. Operating results for the three and six months ended December 31, 2012, may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at December 31, 2012 and June 30, 2012, were as follows:

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
(In thousands)
December 31, 2012:
Available-for-sale:
Money market funds	$43,724	$—	$—	$43,724
Corporate bonds and notes	25,498	—	—	25,498
Federal agency issues	11,434	2	—	11,436

Total	$80,656	$2	$—	$80,658

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
(In thousands)
June 30, 2012:
Available-for-sale:
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	53,989	2	—	53,991
Federal agency issues	15,679	2	—	15,681

Total	$89,375	$4	$—	$89,379

In addition, the Company holds $75,000 restricted cash in a 12-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. On June 30, 2012, the Company held $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of December 31, 2012 and June 30, 2012.

Maturities of debt securities classified as available-for-sale are as follows at December 31, 2012:

	Amortized cost	Estimated fair value
(In thousands)
December 31, 2012:
Available-for-sale:
Due within one year	$36,932	$36,934
Due after one year through three years	—	—

	$36,932	$36,934

(3)	Fair Value Measurements

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

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities utilize a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application, corroborative information, etc. The documentation includes consensus price or weighted average based on reported trades, broker/dealer quotes, benchmark securities, bids, offers, and reference data including market research publications. Also included are data from the vendor trading platform. We review, test and validate this information as appropriate.

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at December 31, 2012, and June 30, 2012:

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2012
Money market funds	$43,724	$—	$—	$43,724
Corporate bonds and notes	—	25,499	—	25,499
Federal agency issues	—	11,436	—	11,436

Total	$43,724	$36,935	$—	$80,659

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	—	53,991	—	53,991
Federal agency issues	—	15,681	—	15,681

Total	$19,707	$69,672	$—	$89,379

In conjunction with the suspension of all development activities, the Company has evaluated its equipment and management has committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $974,000. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. The fair value of the equipment was determined by using broker quotes for similar assets. The Company has classified the inputs used for determining the fair value of these assets as Level 2 in the fair value hierarchy. All such equipment had been sold as of December 31, 2012.

(4)	Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For the three and six months ended December 31, 2012, there were outstanding potential common equivalent shares of 1,886,671 and 1,979,230, respectively, compared to 2,879,978 and 2,553,457, respectively, in the same periods in 2011, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

The calculation of diluted loss per share is the same as the basic loss per share since the inclusion of any potentially dilutive securities would be anti-dilutive.

(5)	Share-Based Compensation

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

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three and six months ended December 31, 2012 and 2011 was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Research and development	$16	$204	$(37)	$539
General and administrative	144	314	372	464

Total employee stock-based compensation expense	$160	$518	$335	$1,003

During the three months ended December 31, 2012, the Company did not grant options or restricted stock units under the Equity Incentive Plan. During the six months ended December 31, 2012, the Company granted 60,000 options and 56,800 restricted stock units under the Equity Incentive Plan. The weighted-average option exercise price was $2.65 per share for options and the weighted-average grant price was $2.65 per share for restricted stock units.

During the three months ended December 31, 2012, stock options for 319,313 shares were exercised at a weighted average price of $2.21 per share. During the six months ended December 31, 2012, stock options for 333,714 shares were exercised at a weighted average price of $2.19. As of December 31, 2012, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was approximately $0.3 million, which will be recognized over a weighted-average period of 1.56 years.

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

Eligible Myrexis employees participated in the ESPP offering period that began June 1, 2012 and closed November 30, 2012. Expense associated with Myrexis employees participating in the ESPP was approximately $3,000 and $9,000, respectively, for the three and six months ended December 31, 2012.

(6)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three and six month periods ended December 31, 2012 and 2011.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012 the Company has certain deferred tax assets, primarily from net operating losses or NOLs and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. For the three months ended December 31, 2012 and 2011, the Company recorded approximately $0 and $43,000, respectively, of additional liability for unrecognized tax benefits related to research tax credits. For the six months ended December 31, 2012 and 2011, the Company recorded approximately $0 and $89,000, respectively, of additional liability for unrecognized tax benefits related to research tax credit. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

As of December 31, 2012, the Company had Federal and State net operating loss carryforwards of approximately $137,804,000, of which $14,386,000 is attributable to excess tax benefits for which no deferred tax asset has been established. In addition, the Company had Federal research credit carryforwards of $2,650,000 and Utah research credit carryforwards of $1,082,000. These carryforward tax benefits can be used in certain circumstances to offset future tax liabilities. Pursuant to Sections 382 and 383 of the Internal Revenue Code, with which Utah complies, the Company’s use of the carryforward tax benefits may be limited in any given year as a result of certain changes in the Company’s ownership, including significant increases in ownership by the Company’s 5-percent shareholders. While the Company believes that its carryforward tax benefits as of December 31, 2012 are not limited under Sections 382 and 383, significant changes in ownership in the future may limit such usage. In March 2012, in an effort to protect the use of its carryforward tax benefits, the Company adopted a Tax Benefits Preservation Rights Plan that discourages significant changes in ownership of the Company’s stock that might limit the use of the Company’s carryforward tax benefits.

(7)	Commitments and Contingencies

Our former parent Myriad Genetics, Inc. (“MGI”) had entered into a license agreement (the “License Agreement”) for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa with Maxim Pharmaceuticals, Inc. and Cytovia, Inc. All licensed rights of Maxim and Cytovia were subsequently acquired by EpiCept Corporation, and Maxim, Cytovia and EpiCept are collectively referred to herein as EpiCept. Pursuant to the separation agreement with MGI, Myrexis assumed all rights and obligations under the License Agreement.

In September 2011, Myrexis announced that it had suspended any further development of Azixa. On August 28, 2012, Myrexis provided EpiCept notice of termination of the License Agreement following its election to terminate all of its efforts to develop and commercialize Azixa in any major market as such products and markets are defined in the agreement. On January 4, 2013, Myrexis and EpiCept entered into an Asset Purchase Agreement (the “APA”) which expressly terminated the License Agreement and assigned to EpiCept rights in intellectual property, regulatory filings and certain other assets of Myrexis related to its Azixa development program. The APA expressly terminates the License Agreement without further liability of either Myrexis or EpiCept. Myrexis has no further obligation for royalty or milestone payments to EpiCept. The APA provides for certain royalty and milestone payments to be made to Myrexis should EpiCept or its licensee develop and commercialize a product using intellectual property rights transferred to EpiCept under the APA.

(8)	Reorganization

In conjunction with the March 2012 reorganization, the Company determined that there were indicators of impairment of certain fixed assets, based on quoted market prices, and evaluated whether the carrying value of assets with impairment indicators is recoverable. Impairment charges of $281,000 were recorded in the year ended June 30, 2012, in conjunction with the March 2012 reorganization. During the six months ended December 31, 2012, management reviewed the carrying value of certain fixed assets and recorded $20,000 of impairment loss which is reflected in the statement of operations and comprehensive income in general and administrative.

As of June 30, 2012, the Company evaluated its equipment and management has committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $974,000. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. For the three and six months ended December 31, 2012, the Company sold assets with a net book value of $700,000 and $1.2 million, respectively, recognizing a net gain of $8,000 and $326,000, respectively. The gain is reflected in other income in the statement of operations and comprehensive loss.

(9)	Subsequent Event

On January 22, 2013, the Board of Directors of the Company unanimously determined to cancel the special meeting of its shareholders scheduled for January 23, 2013 at which the Company had been intending to seek approval by the shareholders of a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”). The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the Proposed Plan of Dissolution and instead, the Board of Directors has declared a special cash distribution to shareholders in the amount of $2.86 per share. The special cash distribution will be paid to shareholders of record at the close of business on Monday, February 4, 2013. The dividend is expected to be paid on Friday, February 15, 2013, and the common stock is expected to trade ex-dividend commencing on Tuesday, February 19, 2013. The Board of Directors also appointed Jonathan M. Couchman as a Class II director and as its President and Chief Executive Officer. Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned. Myrexis, under the leadership of Mr. Couchman, will continue its evaluation of strategic alternatives.

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

Overview

Prior to February 2012, Myrexis was a biopharmaceutical company that generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. In February 2012, we announced that we had suspended development activity on all of our preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, we initiated an alignment of our resources involving a phased reduction in our workforce from approximately 59 employees to 6 current employees as of February 8, 2013.

Based on an evaluation of strategic alternatives, we determined to pursue the acquisition of one or more commercial-stage biopharmaceutical assets, with the goal of building a commercial-stage biopharmaceutical company by optimizing their performance and profitability. Integral to these efforts, on May 11, 2012, we announced a change in management, including the appointment of Richard B. Brewer as President and Chief Executive Officer and David W. Gryska as Chief Operating Officer. In addition, both Mr. Brewer and Mr. Gryska were appointed as members of the Board of Directors.

On August 15, 2012, we announced the death of Richard B. Brewer, the Company’s President and Chief Executive Officer. The Board of Directors appointed David W. Gryska as the Acting President and Chief Executive Officer while considering succession plans and proceeded to further evaluate the Company’s strategic direction in light of this development and our progress to date in identifying attractive biopharmaceutical assets.

On November 9, 2012, the Board of Directors concluded that it appeared unlikely that a strategic transaction at a valuation materially in excess of our estimated liquidation value would be achieved in the near term. Based on these and other factors, the Board of Directors concluded that a statutory dissolution and liquidation was in the best interests of the Company and its stockholders and therefore unanimously adopted a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), subject to stockholder approval.

On December 14, 2012, we filed proxy materials with the Securities and Exchange Commission for a Special Meeting of stockholders on January 23, 2013, to consider and vote on the Plan of Dissolution.

As previously disclosed, pursuant to our Separation and Distribution Agreement with Myriad Genetics, Inc. (“Myriad Genetics”), dated June 30, 2009, at the time of Myrexis’ separation from Myriad Genetics, Myrexis assumed liability for certain pending or threatened legal matters related to its business, and is obligated to indemnify Myriad Genetics for any liability arising out of such matters, including any costs and expenses of litigating such matters, including payment of attorneys’ fees incurred to defend against claims. One such matter, a lawsuit brought by the Alzheimer’s Institute of America, Inc. (“AIA”) against Myriad Genetics and its wholly owned subsidiary, Myriad Therapeutics, Inc. (formerly known as Myriad Pharmaceuticals, Inc.) (referred to hereinafter together with Myriad Genetics as “Myriad”), and the Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research (referred to hereinafter together as “Mayo”), asserted that Myriad and Mayo infringed certain patents allegedly owned by AIA in connection with Myriad’s research and development of its failed Alzheimer’s drug candidate Flurizan (hereinafter referred to as the “Litigation”). Myrexis, Myriad, Mayo and AIA are hereinafter referred to collectively as the “Parties”.

On December 21, 2012, we announced that we entered into a settlement agreement that settled fully and finally the Litigation. Pursuant to the terms of the Settlement Agreement, in consideration of AIA’s release of claims against and covenant not to sue the other Parties for matters related to the Litigation, Myrexis agreed to (1) pay AIA approximately $1,525,000, and (2) transfer to AIA all program rights and assets associated with Myrexis’ Hsp90 inhibitor program, cancer metabolism inhibitor program, and small molecule anti-interferon (IKK€/TBK1) inhibitor program (the “Program Assets Transfer”). AIA assumed Myrexis’ liabilities under the program contracts being transferred to AIA and all liabilities for the further conduct of the programs, subject, in each case, to certain exclusions, including liabilities accruing or arising from events occurring prior to the Program Assets Transfer. The Settlement Agreement also includes a release of claims against AIA by each of Myrexis, Myriad and Mayo. Simultaneously with the delivery of the settlement payment to AIA by Myrexis on December 21, 2012, the Parties filed a stipulation of dismissal of the Litigation.

On December 21, 2012, David W. Gryska informed Myrexis of his resignation as Acting President and Chief Executive Officer, Chief Operating Officer and member of the Board of Directors, effective December 24, 2012.

On January 22, 2013, our Board of Directors unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution, and instead, the Board of Directors declared a special cash distribution to shareholders in the amount of $2.86 per share. The special cash distribution will be paid to shareholders of record at the close of business on Monday, February 4, 2013. The dividend is expected to be paid on Friday, February 15, 2013, and the common stock is expected to trade ex-dividend commencing on Tuesday, February 19, 2013. The Board of Directors also appointed Jonathan M. Couchman as a Class II director and as our President and Chief Executive Officer. Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned. Myrexis, under the leadership of Mr. Couchman, will continue its evaluation of strategic alternatives.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as intangible assets and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized. We recorded impairment charges for the three and six months ended December 31, 2012 of $0 and $20,000, respectively. There were no impairment charges in the same periods for 2011. These charges are reflected in the statement of operations and comprehensive loss in general and administrative expenses.

We have evaluated our equipment and management has committed to a plan to sell our laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $974,000. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. All such equipment had been sold as of December 31, 2012.

Results of Operations for the Three and Six Months Ended December 31, 2012 and 2011

We operate in one reportable operating segment, drug development.

Our drug research and development expenses included costs incurred for our drug candidates. The only costs we tracked for each drug candidate were external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We did not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. All development costs for our drug candidates were expensed as incurred. Our research and development expenses recorded for the three and six months ended December 31, 2012, were expenses associated with research and development activities completed that were initiated prior to the announcement of the suspension of all our preclinical and clinical development activities in March 2012.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three and six months ended December 31, 2012 were $0.1 million and $0.4 million compared to $3.8 million and $8.1 million in the same periods last year. This 97% and 95%, respectively, decrease was primarily due to:

•	decreased internal costs of approximately $1.5 million and $2.7 million, respectively, resulting from reductions in headcount;

•	decreased preclinical development costs of $1.2 million and $2.6 million, respectively, resulting from our decision to suspend development activity on all clinical and preclinical programs; and

•

decreased external drug candidate costs of approximately $0.9 million and $2.4 million, respectively, resulting from our decision to suspend development activity on all clinical and preclinical programs.

Research and development costs for the three and six months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2012	2011	2012	2011
External costs, drug candidates:
Azixa	$11	$288	$23	$1,428
MPC-4326	—	11	3	24
MPC-3100	7	59	14	175
MPC-0767	4	228	7	546
MPC-8640	1	336	146	485
MPC-9528	—	—	—	—
MPI-0485520	—	12	68	15

Sub-total direct costs	23	934	261	2,673
Internal costs, drug candidates	12	1,543	65	2,741
Preclinical development costs	82	1,292	82	2,655
External research collaborations	—	—	—	—

Total research and development	$117	$3,769	$408	$8,069

We expect to continue to see reduced research and development costs as a result of the decision to suspend further development activities for all preclinical and clinical programs and as a result of the transfer of all preclinical and clinical programs to third parties.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three and six months ended December 31, 2012 were $4.7 million and $8.2 million compared to $3.8 million and $8.2 million for the same period in 2011. This 24% increase in general and administrative expenses during the three months ended December 30, 2012, was due primarily to the $1.5 million settlement associated with the settlement agreement entered into on December 21, 2012 with AIA, partially offset by a reduction in headcount as a result of our decision to suspend development activities for all clinical and preclinical programs. We expect to see reduced general and administrative expenses as a result of the decision to suspend further development activities for all preclinical and clinical programs and other related wind down activities.

Other Income

Other income of $41,000 and $396,000 for the three and six months ended December 31, 2012, compared to $100,000 and $199,000 for the same period in 2011, respectively, reflects interest income earned on our marketable investment securities of $32,000 and $67,000 for the three and six months ended December 31, 2012, and $78,000 and $166,000 for the same periods in 2011, respectively. The decrease in interest income of 59% and 60%, respectively, is a result of the reduction in our invested balance in marketable securities for the three and six months ended December 31, 2012, as compared to 2011. In addition, other income includes a net gain on the sale of assets of $8,000 and $326,000 for the three and six months ended December 31, 2012, and $0 for the same periods in 2011. The increase in gain on disposal of assets is a result of our decision to sell our laboratory equipment after our decision to suspend development activity on all our clinical and preclinical activities. The majority of the gain recorded results from the sale of assets that were fully depreciated or written off as a result of previous reorganizations in the Company.

Liquidity and Capital Resources

Net cash used in operating activities was $10.4 million during the six months ended December 31, 2012, compared to $13.3 million used in operating activities for the same six months in 2011. The change in cash flow from operating activity can be attributed primarily to the timing and payment of liabilities which were offset, in part, by a lower net loss in 2012.

Our investing activities provided $34.3 million in cash during the six months ended December 31, 2012 compared to $9.8 million used for the same six months in 2011. The change is primarily due to a reduction in our overall cash position and timing of new purchases and maturity of our marketable securities.

Approximately $0.8 million in cash was provided by financing activities during the six months ended December 31, 2012, as a result of proceeds from stock options exercised during the period, compared to $0.5 million for the same six months in 2011. The change is primarily due to current and terminated employees exercising in-the-money stock options during the period ended December 31, 2012.

As of December 31, 2012, we had $81.3 million in cash, cash equivalents and marketable securities. As discussed above, on January 22, 2013, our Board of Directors unanimously determined to cancel the special meeting of our shareholders scheduled for January 23, 2013, and instead, the Board of Directors declared a special cash distribution to shareholders in the amount of $2.86 per share to shareholders of record at the close of business on Monday, February 4, 2013. The Board of Directors also appointed Jonathan M. Couchman as a Class II director and as our President and Chief Executive Officer. Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned. Under the leadership of Mr. Couchman, Myrexis will continue its evaluation of strategic alternatives. Upon the completion of the special cash distribution approved by the Board, we expect to have approximately $3.3 million in cash, cash equivalents and marketable securities, of which all but approximately $800,000 is anticipated to be spent prior to March 31, 2013 to satisfy existing or anticipated obligations as of February 4, 2013, in connection with the operation of the Company. The approximately $800,000 remaining cash in the Company, subsequent to March 31, 2013, is anticipated to be sufficient to fund ongoing public company and other related operational costs for at least 12 months. Our future capital requirements, cash flows, and results of operations will be affected by and depend on many factors that are currently unknown to us, including:

•	the outcome of our new management’s further review and evaluation of strategic alternatives;

•	changes in our business strategy;

•	regulatory developments or enforcement in the United States and foreign countries;

•	the ability to partner, sell or out-license rights to our remaining intellectual property assets on favorable terms;

•	failure to secure adequate capital to fund our operations if and when needed;

•	litigation;

•	future sales of our common stock;

•	general market conditions;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	overall fluctuations in U.S. equity markets.

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through licensing arrangements, we may be required to relinquish rights to our technologies, or grant licenses on terms that are not favorable to us.

We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We currently have an effective universal shelf registration statement pursuant to which we have $80 million in securities available for sale. However, due to our recent delisting from NASDAQ and after giving effect to our anticipated public float following the special cash distribution, we may not be eligible to use this registration statement to offer and sell securities if we determine to raise additional capital.

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

Words such as “may,” “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance, identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially and adversely from those described in the forward-looking statements. These risks include, but are not limited to those set forth under the heading “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2012, as they relate to our ongoing operations, as supplemented under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Controls. As of December 24, 2012, our acting CEO resigned. The CEO was a part of the internal control structure. In his absence, from the time of his resignation through the period ended December 31, 2012, we implemented certain compensating controls. Our current system of internal controls over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of business, various legal claims have been asserted, and in the future may be asserted, against Myrexis. In addition, as previously disclosed, under the terms of our Separation and Distribution Agreement with our former parent Myriad Genetics, Inc. we had the obligation to indemnify Myriad Genetics with respect to certain legal claims against Myriad Genetics which we assumed in connection with our spin-out from Myriad Genetics. That obligation was satisfied in relation to the litigation brought by AIA against Myriad and Mayo, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” upon the completion of the settlement agreement with AIA entered into on December 21, 2012.

Item 1A.	Risk Factors.

In addition to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on September 13, 2012, as amended on October 29, 2012, as such risk factors relate to our ongoing business under new management, the following risk factors should be considered.

Risks Relating to Our Evaluation of Strategic Alternatives and Our Business

We cannot assure you that the Company’s new management team will identify a strategic alternative or direction that will yield additional value for our shareholders.

As announced in connection with the former Board of Directors’ declaration of the special cash distribution to our shareholders and the Board’s resignation and appointment of Jonathan M. Couchman as our sole director and chief executive officer, Mr. Couchman will be further evaluating strategic alternatives with a view to generating additional value for our shareholders. However, we cannot assure you that Mr. Couchman and any other members of the management team he appoints will succeed in identifying a strategic direction that will result in additional value for the shareholders at any particular time, or at all. Moreover, even if the new management teams identifies and pursues a promising strategic course, there can be no assurance that their efforts to execute such plans will result in any initiatives, agreements, transactions or plans that will enhance shareholder value.

We anticipate that we will incur losses for the foreseeable future and we may never achieve or sustain profitability.

We incurred losses of $31.2 million, $38.7 million and $46.9 million for the years ended June 30, 2012, 2011 and 2010, respectively, and $8.2 million for the six months ended December 31, 2012. Although our expenses have been reduced dramatically through multiple reductions in our personnel, and although our research and development efforts no longer continue, we expect to continue to incur operating expenses and anticipate that we will continue to have losses in the foreseeable future as we pursue a new strategic direction. Moreover, even if our Board of Directors determines to pursue a different strategic alternative, we expect that significant expenses will be involved in implementing any such strategic path, which will further reduce our limited existing capital.

We may never achieve or sustain profitability as a business. In addition, after giving effect to the special cash distribution to our shareholders of record on February 4, 2013, we will have approximately $3.3 million in cash, cash equivalents and marketable securities remaining in the Company.

We may require additional capital to fund our pursuit and consummation of whatever strategic course our new Board of Directors and management determine.

Subsequent to the special cash distribution to our shareholders of record on February 4, 2013, we will have limited capital to pursue a new strategic direction, as the approximate $3.3 million in cash, cash equivalents and marketable securities remaining in the Company, of which all but approximately $800,000 is anticipated to be spent prior to March 31, 2013 to satisfy existing or anticipated obligations as of February 4, 2013, in connection with the operation of the Company. The approximately $800,000 remaining cash in the Company, subsequent to March 31, 2013, is anticipated to be sufficient to fund ongoing public company and other related operational costs for at least 12 months. Accordingly, we may require additional capital to pursue whatever strategic direction the new Board of Directors and management determine to undertake. There can be no assurance that such additional funding will be available on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may not be able to effectively implement any new strategic plan. We may seek to raise any necessary funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We currently have an effective universal shelf registration statement pursuant to which we have $80 million in securities available for sale. However, due to our recent delisting from NASDAQ and after giving effect to our anticipated public float following the special cash distribution, we may not be eligible to use this registration statement to offer and sell securities if we determine to raise additional capital. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our remaining intellectual property assets, or grant licenses on terms that are not favorable to us, and we may be required in connection with entering into new strategic arrangements to accept terms less favorable than would be the case if we had greater financial assets. In addition, our shareholders may suffer substantial dilution of their economic interests in Myrexis as a result of any future financial or other strategic transaction.

Our Chief Executive Officer serves as the Chief Executive Officer of another company, and he may not be able to devote the requisite time to evaluate, develop and pursue a strategic plan that will enhance shareholder values. Moreover, he may not be able to attract other executives to the management team on a timely basis.

Jonathan M. Couchman, our new Chief Executive Officer, is employed by us under an agreement that provides him $1.00 per year in salary, and he currently serves as the Chief Executive Officer of Xstelos, Inc., another public company. Given his other employment commitments, there can be no assurance that Mr. Couchman will be able to devote the time necessary, or at the necessary times, to conduct the planned further evaluation of strategic alternatives, or to pursue and execute whatever strategic path may ultimately be determined. Moreover, Andrea Kendell, our current Chief Financial Officer, will be ending her full-time employment position with Myrexis on February 28, 2013, after which she will be serving as a consultant for four months. We may not be able to retain the full-time services of a CFO, given the limited resources of the Company. During this leadership transition, Mr. Couchman will bear substantial additional leadership responsibilities, which may present challenges in identifying business opportunities and making significant business decisions with a very small executive team. Any failure to manage this leadership transition successfully could have a material adverse effect on the prospects for a successful new strategic course.

Our common stock has been delisted from The NASDAQ Global Market resulting in a more limited market for our common stock.

As reported in a Current Report on Form 8-K we filed with the SEC, on January 28, 2013, we received a letter (the “Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC informing us that the NASDAQ Staff had determined to utilize its discretionary authority and initiate proceedings to delist our securities from The NASDAQ Stock Market. The Letter stated that the Staff based their determination on their belief that Myrexis is a “public shell,” and the resignation of all our independent directors. Further, as a result of the resignation of our independent directors, we no longer complied with the following: the majority independent board requirement set forth in Listing Rule 5605(b)(1); the audit committee composition requirement set forth in Listing Rule 5605(c)(2); the compensation committee requirements set forth in Listing Rule 5605(d); and the nominating committee requirements set forth in Listing Rule 5605(e). We did not request an appeal of this determination, and trading in our stock on the NASDAQ Global Market was suspended on February 1, 2013. As of February 1, 2013, we began trading over the counter, or OTC Markets under the symbol MYRX. The delisting by NASDAQ could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, the delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to raise capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

10.1	Severance and Consulting Agreement by and between Myrexis, Inc. and Andrea Kendell, dated January 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 28, 2013 (File No. 001-34275)).

10.2	Settlement Agreement, dated December 20, 2012, between and among Alzheimer’s Institute of America, Inc., and Myrexis, Inc., Myriad Genetics, Inc., Myriad Therapeutics, Inc., Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research.

10.3	Letter Agreement by and between Myrexis, Inc. and Jonathan M. Couchman, dated January 22, 2013.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Myrexis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Balance Sheets as of September 30, 2012 and June 30, 2012, (ii) the Unaudited Statements of Operations and Comprehensive Loss for the three months ended September 30, 2012 and 2011, (iii) the Unaudited Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Financial Statements.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYREXIS, INC.

Date: February 8, 2013	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman
President and Chief Executive Officer
(principal executive officer)

Date: February 8, 2013	By:	/s/ ANDREA KENDELL
Andrea Kendell
Chief Financial Officer (principal accounting and financial officer)