Form 10-Q
period 2013-03-31
Myrexis, Inc.
filed 2013-05-10
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34275

MYREXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3996918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Xstelos Holdings, Inc. 630 Fifth Avenue, Suite 2260 New York, New York	10020
(Address of principal executive offices)	(Zip Code)

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

As of May 3, 2013, the registrant had 34,479,051 shares of common stock outstanding

MYREXIS, INC.

i

PART I, Item 1—FINANCIAL INFORMATION

MYREXIS, INC.

Balance Sheets

(In thousands, except per share amounts)

	March 31, 2013	June 30, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,439	$19,707
Marketable investment securities	75	68,671
Equipment held for sale	—	974
Prepaid expenses and other assets	136	192

Total current assets	1,650	89,544

Equipment and leasehold improvements:
Equipment	—	1,298
Leasehold improvements	—	1,197
	—	2,495

Less accumulated depreciation	—	1,846

Net equipment and leasehold improvements	—	649

Long-term marketable investment securities	—	1,248
Other assets	10	210

Total assets	$1,660	$91,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47	$197
Accrued liabilities	298	2,082

Total current liabilities	345	2,279

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; 34,479 shares issued and outstanding at March 31, 2013; 26,794 shares issued and outstanding at June 30, 2012	345	268
Additional paid-in capital	129,307	205,968
Accumulated other comprehensive income	1	4
Accumulated deficit	(128,338)	(116,868)

Total stockholders’ equity	1,315	89,372

Total liabilities and stockholders’ equity	$1,660	$91,651

See accompanying notes to financial statements

MYREXIS, INC.

Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Research revenue	$—	$—	$—	$—
Costs and expenses:
Research and development expense	61	5,603	469	13,672
General and administrative expense	3,150	5,216	11,369	13,442

Total costs and expenses	3,211	10,819	11,838	27,114

Operating loss	(3,211)	(10,819)	(11,838)	(27,114)
Other income (loss), net	(28)	127	368	325

Net loss	(3,239)	(10,692)	(11,470)	(26,789)
Other comprehensive income:
Unrealized gain on marketable securities	1	6	3	40
Comprehensive loss	$(3,238)	$(10,686)	$(11,467)	$(26,749)

Loss per basic and diluted share	$(0.11)	$(0.40)	$(0.41)	$(1.02)
Weighted-average shares used to compute net loss per basic and diluted share	29,897	26,484	27,857	26,270

See accompanying notes to financial statements

MYREXIS, INC.

Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,470)	$(26,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	1,002
Loss on impairment of assets	20	282
Share-based compensation expense	365	1,291
Gain on sale of assets	(292)	(52)
Gain on sale of marketable investment securities	—	(2)
Changes in operating assets and liabilities:
Prepaid expenses	20	1,248
Other assets	236	137
Accounts payable	(150)	(70)
Accrued liabilities	(1,784)	2,347

Net cash used in operating activities	(12,668)	(20,606)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	—	(55)
Proceeds from sale of assets	1,509	189
Purchase of marketable investment securities	(181,368)	(121,409)
Proceeds from sales of marketable investment securities	8,433	58,998
Proceeds from maturities of marketable investment securities	242,775	75,705

Net cash provided by investing activities	71,349	13,428

Cash flows from financing activities:
Net proceeds from issuance of common stock	250	—
Net payment of special cash distribution	(78,581)	—
Net proceeds from common stock issued under share-based compensation plans	1,382	1,011

Net cash (used in) provided by financing activities	(76,949)	1,011

Net decrease in cash and cash equivalents	(18,268)	(6,167)
Cash and cash equivalents at beginning of period	19,707	19,189

Cash and cash equivalents at end of period	$1,439	$13,022

See accompanying notes to financial statements

MYREXIS, INC.

Notes to Financial Statements (Unaudited)

(1)	Organization and Basis of Presentation

(a)	Organization and Business Description

Prior to February 2012, Myrexis, Inc. (“Myrexis” or the “Company”) was a biopharmaceutical company that generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. In February 2012, the Company announced that it had suspended development activity on all of its preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, the Company initiated an alignment of its resources involving a phased reduction in its workforce from approximately 59 employees to 1 employee as of March 31, 2013.

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

On January 22, 2013, the Board of Directors of the Company unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution and instead, the Board of Directors declared a special cash distribution to shareholders in the amount of $2.86 per share. The special cash distribution was paid to shareholders of record at the close of business on Monday, February 4, 2013. The dividend, totaling $78.6 million, was paid on February 15, 2013, and the Company’s Common Stock began trading ex-dividend on February 19, 2013. The Board of Directors also appointed Jonathan M. Couchman as a Class II director of the Company and as its President and Chief Executive Officer. Mr. Couchman is also the Chairman of the Board, President, CEO and CFO of Xstelos Holdings, Inc., a related party (see Note 8). Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned. On February 13, 2013, Steven Scheiwe and Michael Pearce were appointed to the Board. On February 28, 2013, Andrea Kendall’s employment as CFO was terminated voluntarily and on March 1, 2013, Mr. Couchman was appointed CFO of Myrexis. Myrexis, under the leadership of Mr. Couchman, will continue its evaluation of strategic alternatives.

(b)	Basis of Accounting and Combination

The accompanying financial statements have been prepared by Myrexis in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the SEC. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly all financial statements in accordance with GAAP, which consist of only normal recurring adjustments. The financial statements herein should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. Operating results for the three and nine months ended March 31, 2013, may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type and class of security at March 31, 2013 and June 30, 2012, were as follows:

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
(In thousands)
March 31, 2013:
Cash and cash equivalents:
Money market funds	$844	$—	$—	$844
Certificate of deposit	75	—	—	75
Total	$919	$—	$—	$919

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Estimated
	cost	gains	losses	fair value
(In thousands)
June 30, 2012:
Available-for-sale:
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	53,989	2	—	53,991
Federal agency issues	15,679	2	—	15,681
Total	$89,375	$4	$—	$89,379

In addition, at March 31, 2013 the Company holds $75,000 restricted cash in a 12-month certificate of deposit as collateral for a corporate purchasing card program, which matures in July 2013. On June 30, 2012, the Company held $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts are included in long-term marketable securities on the balance sheet as of March 31, 2013 and June 30, 2012.

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

Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that the Company re-measured at March 31, 2013, and June 30, 2012:

(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2013
Cash and cash equivalents:
Money market funds	$844	$—	$—	$844
Certificate of deposit	—	75	—	75
Total	$844	$75	$—	$919

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2012
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	—	53,991	—	53,991
Federal agency issues	—	15,681	—	15,681
Total	$19,707	$69,672	$—	$89,379

In conjunction with the suspension of all development activities, the Company evaluated its equipment and management committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $974,000. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. The fair value of the equipment was determined by using broker quotes for similar assets. The Company has classified the inputs used for determining the fair value of these assets as Level 2 in the fair value hierarchy. All such equipment had been sold as of March 31, 2013.

(4)	Earnings Per Share

The loss per basic and diluted share is calculated by dividing net loss by the weighted-average number of shares outstanding during the reported period. For the three and nine months ended March 31, 2013, there were outstanding potential common equivalent shares of 1,311,369 and 1,759,388, respectively, compared to 3,020,086 and 2,716,187, respectively, in the same periods in 2012, which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

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

The Company has adopted two equity incentive plans, the Myrexis, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myrexis, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). The Company is authorized to issue a total of 10,063,259 shares under the plans. At March 31, 2013, there are 1,181,354 shares outstanding under the Plans, with a weighted average exercise price of $3.79. Total shares exercisable at March 31, 2013 is 1,179,881, with a weighted average exercise price of $3.79.

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

Share-based compensation expense recognized for Myrexis employees included in the statements of operations for the three and nine months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Research and development	$—	$156	$(37)	$695
General and administrative	30	132	402	596

Total employee stock-based compensation expense	$30	$288	$365	$1,291

During the three months ended March 31, 2013, the Company did not grant options or restricted stock units under the Equity Incentive Plan. During the nine months ended March 31, 2013, the Company granted 60,000 options and 56,800 restricted stock units under the Equity Incentive Plan. The weighted-average option exercise price was $2.65 per share for options and the weighted-average grant price was $2.65 per share for restricted stock units.

During the three months ended March 31, 2013, 265,041 stock options were exercised at a weighted average price of $2.50 per share. During the nine months ended March 31, 2013, 598,755 stock options were exercised at a weighted average price of $2.33 per share. As of March 31, 2013, unrecognized compensation expense related to the unvested portion of stock options granted to Myrexis employees was $0.

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

Eligible Myrexis employees participated in the ESPP offering period that began June 1, 2012 and closed November 30, 2012. Expense associated with Myrexis employees participating in the ESPP was approximately $0 and $9,000, respectively, for the three and nine months ended March 31, 2013. During the three and nine months ended March 31, 2013, there were 0 and 13,085 shares issued for total proceeds of approximately $26,600.

(6)	Income Taxes

In accordance with the interim reporting requirements, the Company uses an estimated annual effective rate for computing its provision for income taxes. The effective rate was zero for each of the three and nine month periods ended March 31, 2013 and 2012.

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2013 the Company has certain deferred tax assets, primarily from NOLs and research and development tax credits generated since June 30, 2009, which have been offset in total by a valuation allowance.

The Company has adopted Accounting for Uncertainty in Income Taxes. For the three months ended March 31, 2013 and 2012, the Company recorded approximately $51,000 and $13,000, respectively, of additional liability for unrecognized tax benefits related to research tax credits. On January 2, 2013 the American Taxpayer Relief Act (”ATRA”) was enacted which reinstated the credit for increasing research activities. This credit had previously expired for qualified research expenses incurred after December 31, 2011. As a result of the reinstatement of the research credit, the Company qualified for estimated additional research credit of $328,000 for expenses incurred subsequent to December 31, 2011. The additional estimated credit is recorded in the quarter ended March 31, 2013 to coincide with the enactment of the ATRA during the quarter. The $51,000 additional liability for unrecognized tax benefits recorded during the three months ended March 31, 2013 is wholly due to the increase in the estimated research credit. The Company includes any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. At March 31, 2013, the uncertain tax liability is approximately $717,000. The Company does not anticipate any material changes in the liability for unrecognized benefits in the next 12 months.

At March 31, 2013, the Company had Federal and State net operating loss carryforwards of approximately $142,512,000, of which $14,370,000 is attributable to excess tax benefits for which no deferred tax asset has been established. In addition, the Company had Federal research credit carryforwards of $2,996,000 and Utah research credit carryforwards of $1,063,000. These carryforward tax benefits can be used in certain circumstances to offset future tax liabilities. Pursuant to Sections 382 and 383 of the Internal Revenue Code, with which Utah complies, the Company’s use of the carryforward tax benefits may be limited in any given year as a result of certain changes in the Company’s ownership, including significant increases in ownership by the Company’s 5-percent shareholders. While the Company believes that its carryforward tax benefits as of March 31, 2013 are not limited under Sections 382 and 383, significant changes in ownership in the future may limit such usage. In March 2012, in an effort to protect the use of its carryforward tax benefits, the Company adopted a Tax Benefits Preservation Rights Plan that discourages significant changes in ownership of the Company’s stock that might limit the use of the Company’s carryforward tax benefits.

On April 26, 2013, at the Company’s 2012 Annual Meeting of shareholders (the “2012 Annual Meeting), shareholders approved an amendment to the Company’s Certificate of Incorporation (the “Protective Amendment”) designed to prevent certain transfers of the Company’s Common Stock that could result in an ownership change under Section 382 and, therefore, materially inhibit the Company’s ability to use its NOLs and Tax Attributes to reduce its future income tax liability, in order to preserve the tax treatment of the Company’s net operating losses and other tax benefits. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfer of the Company’s Common Stock if the effect would be to increase the direct or indirect ownership of any Person (as defined in the Protective Amendment) from less than 4.75% to 4.75% or more of the Company’s Common Stock, or increase the ownership percentage of a Person owning or deemed to own 4.75% or more of the Company’s Common Stock. Any direct or indirect transfer attempted in violation of this restriction would be void as of the date of the prohibited transfer as to the purported transferee. The Protective Amendment permits the Board to approve transfers of the Company’s Common Stock that would otherwise violate the transfer restrictions in the Protective Amendment if it determines that the approval is in the best interests of the Company. The Protective Amendment was filed with the Secretary of State of Delaware on April 29, 2013.

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

In September 2011, Myrexis announced that it had suspended any further development of Azixa. On August 28, 2012, Myrexis provided EpiCept notice of termination of the License Agreement following its election to terminate all of its efforts to develop and commercialize Azixa in any major market as such products and markets are defined in the agreement. On January 4, 2013, Myrexis and EpiCept entered into an Asset Purchase Agreement (the “APA”) which expressly terminated the License Agreement and assigned to EpiCept rights in intellectual property, regulatory filings and certain other assets of Myrexis related to its Azixa development program for $1.00. The APA expressly terminates the License Agreement without further liability of either Myrexis or EpiCept. Myrexis has no further obligation for royalty or milestone payments to EpiCept. The APA provides for certain royalty and milestone payments to be made to Myrexis should EpiCept or its licensee develop and commercialize a product using intellectual property rights transferred to EpiCept under the APA.

(8)	Reorganization

In conjunction with the March 2012 reorganization, the Company determined that there were indicators of impairment of certain fixed assets, based on quoted market prices, and evaluated whether the carrying value of assets with impairment indicators is recoverable. Impairment charges of $282,000 were recorded in the year ended June 30, 2012, in conjunction with the March 2012 reorganization. During the nine months ended March 31, 2013, management reviewed the carrying value of certain fixed assets and recorded an additional $20,000 of impairment loss which is reflected in the statement of operations and comprehensive loss in general and administrative.

As of June 30, 2012, the Company evaluated its equipment and management has committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $974,000. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. For the three and nine months ended March 31, 2013, the Company sold assets with a net book value of $80,000 and $1.2 million, respectively, recognizing a net loss of $34,000 and gain of $271,000, respectively. These results are reflected in other income in the statement of operations and comprehensive loss.

In connection with the wind down of the Company’s operations, and the pursuit of other strategic alternatives, the Company recorded $0.8 million in one-time severance costs in the three months ended March 31, 2013. Of this amount, $0.6 million was paid during the three months ended March 31, 2013, and $0.2 million was accrued and is expected to be paid during the fourth fiscal quarter. These one-time expenses, which are reflected in the statement of operations and comprehensive loss, include $763,000 in general and administrative and $16,000 in research and development for the three and nine months ended March 31, 2013.

On February 27, 2013, Xstelos Corp. (“Xstelos”) and Myrexis entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to terms of such stock purchase agreement, Myrexis agreed to issue and sell to Xstelos 7,000,000 shares of Myrexis’s Common Stock, representing approximately 20% of all outstanding Myrexis Common Stock after giving effect to such sale (the “Sale”). The shares were sold for an aggregate purchase price of approximately $250,000. Xstelos also agreed to provide to Myrexis services pursuant to the terms of an Intercompany Services Agreement (described below) as well as consent to Mr. Couchman serving as Myrexis’s Chief Financial Officer. Steven D. Scheiwe, a member of the Xstelos Holdings, Inc. Board of Directors, serves on the Board of Directors of Myrexis.

In connection with the Sale, Myrexis entered into a letter agreement (the “Letter Agreement”) dated February 27, 2013 with Xstelos pursuant to which Myrexis granted to Xstelos an exemption under Section 29 of Myrexis’s Tax Benefits Shareholder Rights Agreement, embodying a shareholder rights plan adopted on March 29, 2012 to protect the use of Myrexis’s net operating losses and certain other tax attributes. Under the exemption, Xstelos must not at any time represent more than the lesser of (i) 30% of Myrexis‘s outstanding Common Stock and (ii) the maximum percentage ownership of Myrexis’s outstanding Common Stock from time to time such that an ownership change would not have occurred for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder.

On February 27, 2013, Xstelos and Myrexis entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Intercompany Services Agreement will terminate upon 30 days upon written notice given to the other party. No fees were accrued for the period ended March 31, 2013.

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

Overview

Prior to February 2012, Myrexis was a biopharmaceutical company that generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. In February 2012, we announced that we had suspended development activity on all of our preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, we initiated an alignment of our resources involving a phased reduction in our workforce from approximately 59 employees to 1 current employee as of March 31, 2013.

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

On January 22, 2013, the Board unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution and instead, the Board of Directors declared a special cash distribution to shareholders in the amount of $2.86 per share. The special cash distribution was paid to shareholders of record at the close of business on February 4, 2013. The dividend was paid on February 15, 2013, and the Company’s Common Stock began trading ex-dividend on Tuesday, February 19, 2013. The Board of Directors also appointed Jonathan M. Couchman as a Class II director of the Company and as its President and Chief Executive Officer. Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned. On February 13, 2013, Steven Scheiwe and Michael Pearce were appointed to the Board. On February 28, 2013, Andrea Kendall’s employment as CFO terminated voluntarily and on March 1, 2013, Mr. Couchman was appointed CFO of Myrexis. Myrexis, under the leadership of Mr. Couchman, will continue its evaluation of strategic alternatives.

At the 2012 Annual Meeting, stockholders of the Company elected Steven D. Scheiwe as a Class I director for a term ending at the 2013 annual meeting of stockholders, Jonathan M. Couchman as a Class II director for a term ending at the 2014 annual meeting of stockholders and Michael C. Pearce as a Class III director for a term ending at the 2015 annual meeting of stockholders.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as intangible assets and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized. We recorded impairment charges for the three and nine months ended March 31, 2013 of $0 and $20,000, and $282,000 in the same periods for 2012, respectively. These charges are reflected in the statement of operations and comprehensive loss in general and administrative expenses.

We have evaluated our equipment and management has committed to a plan to sell our laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $974,000. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. All such equipment had been sold as of March 31, 2013.

Results of Operations for the Three and Nine Months Ended March 31, 2013 and 2012

We operate in one reportable operating segment, drug development.

Our drug research and development expenses included costs incurred for our drug candidates. The only costs we tracked for each drug candidate were external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We did not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. All development costs for our drug candidates were expensed as incurred. Our research and development expenses recorded for the three and nine months ended March 31, 2013, were expenses associated with research and development activities completed that were initiated prior to the announcement of the suspension of all our preclinical and clinical development activities in March 2012.

Research and Development

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipments costs, facilities expense, and costs associated with our clinical trials. Research and development expenses for the three and nine months ended March 31, 2013 were $61,000 and $0.5 million compared to $5.6 million and $13.7 million in the same periods last year. This 99% and 97%, respectively, decrease was primarily due to:

•	decreased internal costs of approximately $1.7 million and $4.5 million, respectively, resulting from reductions in headcount;

•	decreased preclinical development costs of $2.6 million and $5.0 million, respectively, resulting from our decision to suspend development activity on all clinical and preclinical programs; and

•	decreased external drug candidate costs of approximately $1.2 million and $3.6 million, respectively, resulting from our decision to suspend development activity on all clinical and preclinical programs.

Research and development costs for the three and nine months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2013	2012	2013	2012
External costs, drug candidates:
Azixa	$2	$(31)	$25	$1,397
MPC-4326	—	14	3	38
MPC-3100	—	33	14	208
MPC-0767	—	404	7	950
MPC-8640	—	518	146	1,003
MPI-0485520	—	222	68	237
Sub-total direct costs	2	1,160	263	3,833
Internal costs, drug candidates	5	1,741	69	4,482
Preclinical development costs	54	2,702	137	5,357
Total research and development	$61	$5,603	$469	$13,672

We do not expect any future research and development costs as a result of the decision to suspend further development activities for all preclinical and clinical programs and as a result of the transfer of all preclinical and clinical programs to third parties.

General and Administrative

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and facilities expenses. General and administrative expenses for the three and nine months ended March 31, 2013 were $3.2 million and $11.4 million compared to $5.2 million and $13.4 million for the same period in 2012. This 40% and 15%, respectively, decrease in general and administrative expenses during the three and nine months ended March 31, 2013, was due primarily to a reduction in headcount as a result of our decision to suspend development activities for all clinical and preclinical programs and a reduction in facility costs partially offset by the $1.5 million settlement associated with the settlement agreement entered into on December 21, 2012 with AIA and one-time severance costs of $763,000 during the three and nine months ended March 31, 2013. We expect to see reduced general and administrative expenses as a result of the decision to suspend further development activities for all preclinical and clinical programs and other related wind down activities.

Other Income (Loss)

Other income reflected a loss of ($28,000) and income of $368,000 for the three and nine months ended March 31, 2013, compared to $127,000 and $325,000 for the same period in 2012, respectively, reflects interest income earned on our marketable investment securities of $4,000 and $71,000 for the three and nine months ended March 31, 2013, and $73,000 and $238,000 for the same periods in 2012, respectively. The decrease in interest income of 93% and 70%, respectively, is a result of the reduction in our invested balance in marketable securities for the three and nine months ended March 31, 2013, as compared to 2012. In addition, other income includes a net loss on the sale of assets of ($34,000) for the three months ended March 31, 2013, and a net gain of $292,000 for the nine months ended March 31, 2013, and $3,000 and $34,000 for the same periods in 2012. The increase in gain on disposal of assets is a result of our decision to sell our laboratory equipment after our decision to suspend development activity on all our clinical and preclinical activities. The majority of the gain recorded results from the sale of assets that were fully depreciated or written off as a result of previous reorganizations in the Company.

Liquidity and Capital Resources

Net cash used in operating activities was $12.7 million during the nine months ended March 31, 2013, compared to $20.6 million used in operating activities for the same nine months in 2012. The change in cash flow from operating activity can be attributed primarily to the timing and payment of liabilities which were offset, in part, by a lower net loss in 2013.

Our investing activities provided $71.4 million in cash during the nine months ended March 31, 2013 compared to $13.4 million used for the same nine months in 2012. The change is primarily due to a reduction in our overall cash position as a result of the Company preparing to effect payment of the special cash distribution paid February 15, 2013.

Approximately $76.9 million in cash was used in financing activities during the nine months ended March 31, 2013, as a result the payment of the special cash distribution made February 15, 2013, partially offset by proceeds from stock options exercised and proceeds from the issuance of Common Stock during the period, compared to $1.0 million for the same nine months in 2012.

As of March 31, 2013, we had $1.4 million in cash and cash equivalents. As discussed above, on January 22, 2013, our Board of Directors unanimously determined to cancel the special meeting of our shareholders scheduled for January 23, 2013, and instead, the Board of Directors declared a special cash distribution to shareholders in the amount of $2.86 per share to shareholders of record at the close of business on Monday, February 4, 2013. The $1.4 million remaining cash in the Company, subsequent to March 31, 2013, is anticipated to be sufficient to fund ongoing public company and other related operational costs for at least 12 months. Our future capital requirements, cash flows, and results of operations will be affected by and depend on many factors that are currently unknown to us, including:

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

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. As of December 24, 2012, our acting CEO resigned. The CEO was a part of the internal control structure. In his absence, from the time of his resignation through the period ended March 31, 2013, we implemented certain compensating controls. On January 22, 2013, Jonathan Couchman was retained as CEO. On February 28, 2013, our CFO voluntarily terminated her employment and Mr. Couchman was retained as CFO on March 1, 2013. Our current system of internal controls over financial reporting continues to provide reasonable assurance that our financial reporting is accurate and our established policies are followed.

On February 27, 2013, Xstelos Corp. and Myrexis entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos Corp. agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Intercompany Services Agreement will terminate upon 30 days upon written notice given to the other party.

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

In addition to the risk factors described in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on September 13, 2012, as amended on October 29, 2012, and the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 8, 2013, as such risk factors relate to our ongoing business under new management, the following risk factors should be considered.

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

We incurred losses of $31.2 million, $38.7 million and $46.9 million for the years ended June 30, 2012, 2011 and 2010, respectively, and $11.5 million for the nine months ended March 31, 2013. Although our expenses have been reduced dramatically through multiple reductions in our personnel, and although our research and development efforts no longer continue, we expect to continue to incur operating expenses and anticipate that we will continue to have losses in the foreseeable future as we pursue a new strategic direction. Moreover, even if our Board of Directors determines to pursue a different strategic alternative, we expect that significant expenses will be involved in implementing any such strategic path, which will further reduce our limited existing capital. We may never achieve or sustain profitability as a business. In addition, after giving effect to the special cash distribution to our shareholders of record on February 4, 2013, we have $1.4 million in cash and cash equivalents remaining in the Company.

We may require additional capital to fund our pursuit and consummation of whatever strategic course our new Board of Directors and management determine.

Subsequent to the special cash distribution to our shareholders of record on February 4, 2013, we will have limited capital to pursue a new strategic direction, as the $1.4 million in cash and cash equivalents remaining in the Company, subsequent to March 31, 2013, is anticipated to be sufficient to fund ongoing public company and other related operational costs for at least 12 months. Accordingly, we may require additional capital to pursue whatever strategic direction the new Board of Directors and management determine to undertake. There can be no assurance that such additional funding will be available on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may not be able to effectively implement any new strategic plan and may have to liquidate. We may seek to raise any necessary funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We currently have an effective universal shelf registration statement pursuant to which we have $80 million in securities available for sale. However, due to our recent delisting from NASDAQ and after giving effect to our anticipated public float following the special cash distribution, we may not be eligible to use this registration statement to offer and sell securities if we determine to raise additional capital. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our remaining intellectual property assets, or grant licenses on terms that are not favorable to us, and we may be required in connection with entering into new strategic arrangements to accept terms less favorable than would be the case if we had greater financial assets. In addition, our shareholders may suffer substantial dilution of their economic interests in Myrexis as a result of any future financial or other strategic transaction.

Our Chief Executive Officer and Chief Financial Officer serves as the Chief Executive Officer and Chief Financial of another company, and he may not be able to devote the requisite time to evaluate, develop and pursue a strategic plan that will enhance shareholder values. Moreover, he may not be able to attract other executives to the management team on a timely basis.

Jonathan M. Couchman, our new Chief Executive Officer, is employed by us under an agreement that provides him $1.00 per year in salary, and he currently serves as the Chief Executive Officer of Xstelos, Inc., another public company. Given his other employment commitments, there can be no assurance that Mr. Couchman will be able to devote the time necessary, or at the necessary times, to conduct the planned further evaluation of strategic alternatives, or to pursue and execute whatever strategic path may ultimately be determined. Moreover, Andrea Kendell, our former Chief Financial Officer, ended her full-time employment position with Myrexis on February 28, 2013. She will continue to serve as a consultant to the Company through June 2013. Mr. Couchman was retained as Chief Financial Officer on March 1, 2013. During this leadership transition, Mr. Couchman will bear substantial additional leadership responsibilities, which may present challenges in identifying business opportunities and making significant business decisions with a very small executive team. Any failure to manage this leadership transition successfully could have a material adverse effect on the prospects for a successful new strategic course.

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

On February 27, 2013, Myrexis and Xstelos, a wholly owned subsidiary of Xstelos Holdings, Inc., entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to terms of the Stock Purchase Agreement, the Company has agreed to issue and sell to Xstelos 7,000,000 shares of the Company’s Common Stock, representing approximately 20% of all outstanding Common Stock after giving effect to such sale (the “Sale”). The shares were sold for an aggregate purchase price of approximately $250,000, the net proceeds of which are expected to be used for general corporate purposes. The consideration paid by Xstelos was based, in part, on the Company’s available cash of approximately $870,000 after giving effect to liabilities due prior to March 31, 2013, services to be provided by Xstelos pursuant to the terms of an Intercompany Services Agreement (defined and described below) as well as consent provided by Xstelos to allow Jonathan M. Couchman to serve as the Company’s Chief Financial Officer. The Sale was approved by the Company’s disinterested director. Jonathan M. Couchman, the Company’s President, Chief Executive Officer and Chief Financial Officer, is the President, Chief Executive Officer and Chief Financial Officer of Xstelos Holdings, Inc. Steven D. Scheiwe, a member of the Board of Directors, serves on the Board of Directors of Xstelos Holdings, Inc. The Sale was approved by the Board of Directors for purposes of Section 203 of the Delaware General Corporation Law.

In connection with the Sale, the Company entered into a letter agreement (the “Letter Agreement”) dated February 27, 2013 with Xstelos, pursuant to which the Company granted to Xstelos an exemption under Section 29 of the Company’s Tax Benefits Shareholder Rights Agreement, embodying a shareholder rights plan adopted on March 29, 2012 to protect the use of the Company’s net operating losses and certain other tax attributes. Under the exemption, Xstelos must not at any time represent more than the lesser of (i) 30% of the Common Stock and (ii) the maximum percentage ownership of Common Stock from time to time such that an ownership change would not have occurred for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder.

On February 27, 2013, the Company and Xstelos entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos agreed to provide the Company with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Services Agreement will terminate in 30 days upon written notice given to the other party. Xstelos is a wholly owned subsidiary of Xstelos Holdings, Inc. Jonathan M. Couchman, the Company’s President, Chief Executive Officer and Chief Financial Officer, is the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer and largest shareholder of Xstelos Holdings, Inc. Steven D. Scheiwe, a member of the Board of Directors, serves on the Board of Directors of Xstelos Holdings, Inc. Following closing of the Sale, Xstelos beneficially owns approximately 20% of the Company’s outstanding Common Stock.

The Intercompany Services Agreement was approved by the Company’s disinterested director and Xstelos will be subject to the supervision and control of the Company’s disinterested director while performing its obligations under the Intercompany Services Agreement.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Amendment of Certificate of Incorporation to Implement the Proctective Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2013 (File No. 001-34275)).

10.1	Stock Purchase Agreement by and between Myrexis, Inc. and Xstelos Corp., dated February 27, 2013.

31.1	Certification of principal executive officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the principal executive officer and the principal financial officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Myrexis, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Balance Sheets as of September 30, 2012 and June 30, 2012, (ii) the Unaudited Statements of Operations and Comprehensive Loss for the three months ended September 30, 2012 and 2011, (iii) the Unaudited Statements of Cash Flows for the three months ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Financial Statements.

*	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYREXIS, INC.

Date: May 10, 2013	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2013	By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman
Chief Financial Officer (principal accounting and financial officer)

