Form 10-K
period 2013-06-30
Myrexis, Inc.
filed 2013-07-17
CIK 1459450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value Per Share

Preferred Share Purchase Rights

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $74,958,272. As of July 12, 2013 the registrant had 34,479,051 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K which will be incorporated from the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company,” and “Myrexis” mean Myrexis, Inc. (unless the context indicates a different meaning). In addition, these terms refer to the former research and drug development businesses that were integrated with and operated by Myriad Genetics, Inc., which are now operated by Myrexis, Inc.

PART I

Item 1.	BUSINESS

Overview

Prior to February 2012, Myrexis was a biopharmaceutical company that generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. In February 2012, we announced that we had suspended development activity on all of our preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, we initiated an alignment of our resources involving a phased reduction in our workforce from approximately 59 employees to 1 current employee as of June 30, 2013.

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

On December 14, 2012, we filed proxy materials with the Securities and Exchange Commission for a Special Meeting of stockholders on January 23, 2013, to consider and vote on the Plan of Dissolution (the “Special Meeting”).

On December 21, 2012, we announced that we entered into a settlement agreement (the “Settlement Agreement”) that settled fully and finally a lawsuit (the “Litigation”) brought by the Alzheimer’s Institute of America, Inc. (“AIA”) against Myriad Genetics, Inc. (“Myriad Genetics” or “MGI”) and its wholly owned subsidiary, Myriad Therapeutics, Inc. (formerly known as Myriad Pharmaceuticals, Inc.) (referred to hereinafter together with Myriad Genetics as “Myriad”), and the Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research (referred to hereinafter together as “Mayo”). Specifically, AIA asserted that Myriad and Mayo infringed certain patents allegedly owned by AIA in connection with Myriad’s research and development of its failed Alzheimer’s drug candidate Flurizan (hereinafter referred to as the “Litigation”). Myrexis, Myriad, Mayo and AIA are hereinafter referred to collectively as the “Parties”. As previously disclosed, pursuant to our Separation and Distribution Agreement with Myriad Genetics, dated June 30, 2009, at the time of Myrexis’ separation from Myriad Genetics, Myrexis assumed liability for certain pending or threatened legal matters related to its business, and is obligated to indemnify Myriad Genetics for any liability arising out of such matters, including any costs and expenses of litigating such matters, including payment of attorneys’ fees incurred to defend against claims. Accordingly, pursuant to the terms of the Settlement Agreement, in consideration of AIA’s release of claims against and covenant not to sue the other Parties for matters related to the Litigation, Myrexis agreed to (1) pay AIA approximately $1,525,000, and (2) transfer to AIA all program rights and assets associated with Myrexis’ Hsp90 inhibitor program, cancer metabolism inhibitor program, and small molecule anti-interferon (IKK€/TBK1) inhibitor program (the “Program Assets Transfer”). AIA assumed Myrexis’ liabilities under the program contracts being transferred to AIA and all liabilities for the further conduct of the programs, subject, in each case, to certain exclusions, including liabilities accruing or arising from events occurring prior to the Program Assets Transfer. The Settlement Agreement also includes a release of claims against AIA by each of Myrexis, Myriad and Mayo. Simultaneously with the delivery of the settlement payment to AIA by Myrexis on December 21, 2012, the Parties filed a stipulation of dismissal of the Litigation.

On December 21, 2012, David W. Gryska informed Myrexis of his resignation as Acting President and Chief Executive Officer, Chief Operating Officer and member of the Board of Directors, effective December 24, 2012.

On January 22, 2013, the Board unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution and instead, the Board of Directors declared a special cash distribution to shareholders of record at the close of business on February 4, 2013 in the amount of $2.86 per share. The cash distribution was paid on February 15, 2013, and the Company’s common stock began trading ex-dividend on Tuesday, February 19, 2013.

On January 22, 2013, the Board of Directors also appointed Jonathan M. Couchman as a Class II director of the Company and as its President and Chief Executive Officer. Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned.

On February 13, 2013, Steven Scheiwe and Michael Pearce were appointed to the Board of Directors.

On February 28, 2013, Andrea Kendell’s employment as CFO terminated voluntarily and on March 1, 2013, Mr. Couchman was appointed CFO of Myrexis.

On April 26, 2013, the Company held its 2012 Annual Meeting of shareholders (the “2012 Annual Meeting”). At the 2012 Annual Meeting, stockholders of the Company elected Steven D. Scheiwe as a Class I director for a term ending at the 2013 annual meeting of stockholders, Jonathan M. Couchman as a Class II director for a term ending at the 2014 annual meeting of stockholders and Michael C. Pearce (“Disinterested Director”) as a Class III director for a term ending at the 2015 annual meeting of stockholders.

After giving effect to the payment of the cash distribution on February 15, 2013, as of June 30, 2013, we had approximately $1.1 million in cash and cash equivalents. The Company is in the early stages of reviewing the scope of strategic alternatives that may be available for consideration. Due to limited cash resources available to the Company, the delisting by Nasdaq of the Company’s shares and the potential impact on the Company’s NOLs of any significant share issuance under Section 382 of the Internal Revenue Code, among other things, the Company may conclude to liquidate if available strategic alternatives cannot be identified in a reasonable period of time. To the extent any strategic alternatives or transactions are identified, it will most likely be necessary to raise additional funds to consummate any such alternative or transaction, although there is no assurance we will be able to do so. We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur; however, we are committed to pursuing a strategic direction that our Board of Directors believes is in the best interests of our shareholders. We currently do not have any drugs that are commercially available.

In light of the Company’s limited activities at the present time, the Company has determined that it is advisable to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended.  The Company anticipates filing a Form 15 with the Securities and Exchange Commission (the “SEC”) to effect this deregistration in the near future.  After careful consideration, the Board of Directors decided to deregister based on its belief that the savings the Company will achieve as a result of deregistration, particularly on costs related to the preparation and filing of SEC reports and compliance with Sarbanes-Oxley obligations, will benefit shareholders, and such benefits will outweigh any advantages of continuing as an SEC reporting company. The obligation of filing SEC reports and complying with Sarbanes-Oxley has become too burdensome and expensive for a company of Myrexis’ size. Upon the filing of the Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will be suspended.

Oncology Programs

As indicated in our February 2012 announcement, we have suspended development activities for the remaining oncology programs. Despite significant efforts, however, we have been unsuccessful to date in identifying and attracting third parties to whom we could out-license or sell these assets for further development. Thus, under the Settlement Agreement with AIA, we transferred to AIA all program rights and assets associated with Myrexis’s hsp90 inhibitor program, cancer metabolism inhibitor program, and small molecule anti-interferon (IKK€/TBK1) inhibitor program.

Intellectual Property

As a result of the Settlement Agreement, we own or have licensed rights to at least two issued patents and at least one patent application in the United States. Issued patents expire between 2026 and 2027. Any patent applications which we have filed or will file or to which we have licensed or will license rights may not issue, and patents that do issue may not contain commercially valuable claims. In addition, any patents issued to us or our licensors may not afford meaningful protection for our products or technology, or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our processes and potential products may also conflict with patents which have been or may be granted to competitors, academic institutions or others. As the pharmaceutical industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims of patent infringement by other companies, institutions or individuals. These entities or persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the related product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to cease the infringing activity or obtain a license in order to continue to manufacture or market the relevant product or process. We may not prevail in any such action and any license required under any such patent may not be made available on acceptable terms, if at all.

License and Collaboration Agreement with EpiCept Corporation

Myriad Genetics had entered into a license agreement (the “License Agreement”) for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa with Maxim Pharmaceuticals, Inc. and Cytovia, Inc. All licensed rights of Maxim and Cytovia were subsequently acquired by EpiCept Corporation, and Maxim, Cytovia and EpiCept are collectively referred to herein as EpiCept. Pursuant to the separation agreement with MGI, Myrexis assumed all rights and obligations under the License Agreement.

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

Employees

As of June 30, 2013, we had one employee, Jonathan M. Couchman, our Chief Executive Officer and Chief Financial Officer.

Corporate History and Available Information

We were incorporated as Myriad Pharmaceuticals, Inc. in Delaware in January 2009 as a new, wholly owned subsidiary of Myriad Genetics, Inc. in order to effect the separation and spin-off of Myriad Genetics’ research and drug development businesses as a stand-alone, independent, publicly traded company. In connection with the formation of this new subsidiary, Myriad Genetics’ existing subsidiary, Myriad Pharmaceuticals, Inc., changed its corporate name to Myriad Therapeutics, Inc. On June 30, 2009, Myriad Genetics contributed substantially all of the assets and certain liabilities of its research and drug development businesses as well as $188 million in cash and marketable securities to us and effected the spin-off of our company through the pro rata dividend distribution to its stockholders of all outstanding shares of our common stock. Effective July 1, 2010, we changed our name from Myriad Pharmaceuticals, Inc. to Myrexis, Inc. Our principal executive offices are located c/o Xstelos Holdings, Inc. at 630 Fifth Avenue, Suite 2260, New York, New York 10020. Our telephone number is 801-214-7800 and our web site address is www.myrexis.com. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site. We make available free of charge through the “Investors” section of our web site our Corporate Code of Conduct and Ethics, our Audit Committee and other committee charters and our other corporate governance policies, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

As announced in connection with the former Board of Directors’ declaration of the special cash distribution to our shareholders and their resignation and appointment of Jonathan M. Couchman as our initial sole director and chief executive officer, Mr. Couchman will be further evaluating strategic alternatives with a view to generating additional value for our shareholders. However, we cannot assure you that Mr. Couchman and any other members of the management team he appoints will succeed in identifying a strategic direction that will result in additional value for the shareholders at any particular time, or at all. Moreover, even if the new management team identifies and pursues a promising strategic course, there can be no assurance that their efforts to execute such plans will result in any initiatives, agreements, transactions or plans that will enhance shareholder value.

We anticipate that we will incur losses for the foreseeable future and we may never achieve or sustain profitability.

We incurred losses of $11.6 million, $31.2 million and $38.7 million for the years ended June 30, 2013, 2012 and 2011, respectively. Although our expenses have been reduced dramatically through multiple reductions in our personnel, and although our research and development efforts no longer continue, we expect to continue to incur operating expenses and anticipate that we will continue to have losses in the foreseeable future as we pursue a new strategic direction. Moreover, even if our Board of Directors determines to pursue a different strategic alternative, we expect that significant expenses will be involved in implementing any such strategic path, which will further reduce our limited existing capital. We may never achieve or sustain profitability as a business. In addition, after giving effect to the special cash distribution to our shareholders of record on February 4, 2013, we have $1.1 million in cash and cash equivalents remaining in the Company as of June 30, 2013.

We may require additional capital to fund our pursuit and consummation of whatever strategic course our new Board of Directors and management determine.

We have $1.1 million in cash and cash equivalents remaining in the Company as of June 30, 2013. We anticipate this to be sufficient to fund ongoing public company and other related operational costs for at least 12 months. Accordingly, we may require additional capital to pursue whatever strategic direction the new Board of Directors and management determine to undertake. There can be no assurance that such additional funding will be available on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may not be able to effectively implement any new strategic plan and may have to liquidate. We may seek to raise any necessary funds through public or private equity offerings, debt financings or strategic alliances and licensing arrangements. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our remaining intellectual property assets, or grant licenses on terms that are not favorable to us, and we may be required in connection with entering into new strategic arrangements to accept terms less favorable than would be the case if we had greater financial assets. In addition, our shareholders may suffer substantial dilution of their economic interests in Myrexis as a result of any future financial or other strategic transaction.

Our Chief Executive Officer and Chief Financial Officer serves as the Chief Executive Officer and Chief Financial of another company, and he may not be able to devote the requisite time to evaluate, develop and pursue a strategic plan that will enhance shareholder value. Moreover, he may not be able to attract other executives to the management team on a timely basis.

Jonathan M. Couchman, our new Chief Executive Officer, is employed by us under an agreement that provides him $1.00 per year in salary, and he currently serves as the Chief Executive Officer of Xstelos Holdings, Inc. (“Xstelos”), another public company. Given his other employment commitments, there can be no assurance that Mr. Couchman will be able to devote the time necessary, or at the necessary times, to conduct the planned further evaluation of strategic alternatives, or to pursue and execute whatever strategic path may ultimately be determined. Moreover, Andrea Kendell, our former Chief Financial Officer, ended her full-time employment position with Myrexis on February 28, 2013. Mr. Couchman was retained as Chief Financial Officer on March 1, 2013. During this leadership transition, Mr. Couchman will bear substantial additional leadership responsibilities, which may present challenges in identifying business opportunities and making significant business decisions with a very small executive team. Any failure to manage this leadership transition successfully could have a material adverse effect on the prospects for a successful new strategic course. It is possible in the future that we may determine it to be advisable to enter into a financing or other transaction with Xstelos. In such event we would anticipate that any such transaction would be evaluated and approved by our Disinterested Director.

We may be unable to realize the benefits of our net operating losses (“NOLs”).

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain limits and adjustments. Based on current income tax rates, if fully utilized, our NOLs and other carry-forwards could provide a benefit to us of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon our ability to comply with the rules relating to the preservation and use of NOLs and the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, our ability to use the tax benefits associated with our NOLs will depend significantly on our success in identifying suitable new business opportunities and acquisition candidates that maximize our NOLs, and once identified, successfully becoming established in this new business line or consummating such an acquisition.

Additionally, if we underwent an ownership change, the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by our NOLs generated prior to the ownership change and we may be unable to use a significant portion or all of our NOLs to offset taxable income. We have adopted a tax benefits preservation plan and filed an amendment to our Certificate of Incorporation that restricts certain transfers of our common stock with the intention of reducing the likelihood of an ownership change. However, we cannot assure you that these measures will be effective in deterring or preventing all transfers of our common stock that could result in such an ownership change.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOLs and our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit that the NOLs would provide us could be substantially reduced.

Our common stock has been delisted from The NASDAQ Global Market resulting in a more limited market for our common stock.

On January 28, 2013, we received a letter (the “Letter”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC informing us that the NASDAQ Staff had determined to utilize its discretionary authority and initiate proceedings to delist our securities from The NASDAQ Stock Market. The Letter stated that the Staff based their determination on their belief that Myrexis is a “public shell,” and the resignation of all our independent directors. Further, as a result of the resignation of our independent directors, we no longer complied with the following: the majority independent board requirement set forth in Listing Rule 5605(b)(1); the audit committee composition requirement set forth in Listing Rule 5605(c)(2); the compensation committee requirements set forth in Listing Rule 5605(d); and the nominating committee requirements set forth in Listing Rule 5605(e). We did not request an appeal of this determination, and trading in our stock on the NASDAQ Global Market was suspended on February 1, 2013. As of February 1, 2013, we began trading in the over-the-counter, or OTC Markets under the symbol MYRX. The delisting by NASDAQ could hurt our investors by reducing the liquidity and market price of our common stock. Additionally, the delisting could negatively affect us by reducing the number of investors willing to hold or acquire our common stock, which could negatively affect our ability to raise capital.

In light of the Company’s limited activities at the present time, the Company has determined that it is advisable to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended.  The Company anticipates filing a Form 15 with the Securities and Exchange Commission (the “SEC”) to effect this deregistration in the near future.  After careful consideration, the Board of Directors decided to deregister based on its belief that the savings the Company will achieve as a result of deregistration, particularly on costs related to the preparation and filing of SEC reports and compliance with Sarbanes-Oxley obligations, will benefit shareholders, and such benefits will outweigh any advantages of continuing as an SEC reporting company. The obligation of filing SEC reports and complying with Sarbanes-Oxley has become too burdensome and expensive for a company of Myrexis’ size. Upon the filing of the Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will be suspended.

Our future success depends on our ability to retain our key executive.

The competition for qualified personnel is intense and we must retain our key executive. There can be no assurance that we will be able to retain Mr. Couchman due in part to the fact that the agreements we have entered into with him provide for $1.00 per year in salary. Although we do not have any reason to believe that we may lose the services of Mr. Couchman in the foreseeable future, the loss of his services may impede our efforts to pursue a new strategic direction.

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

We have obtained product liability insurance coverage for our previously conducted clinical trials with a $5.0 million annual aggregate coverage limit. However, our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we acquire any approved drug candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could decrease our cash and adversely affect our business.

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

Certain provisions of our restated certificate of incorporation and restated bylaws could discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions also could limit the price that investors might be willing to pay for shares of our common stock, thereby depressing the market price of our common stock. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our Board of Directors;

•	establish a classified board of directors, providing that not all members of our board be elected at one time;

•	authorize our board of directors to issue without stockholder approval blank check preferred stock;

•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings;

•	require the approval of the holders of 80% of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our restated certificate of incorporation and restated bylaws.

•	limit the direct or indirect transfers of common stock that could affect the percentage of stock that is treated as being owned by a holder of 4.75% of the outstanding common stock.

We have also adopted a Tax Benefits Preservation Rights Plan in the form of a rights agreement designed to help protect and preserve our substantial tax attributes primarily associated with our NOLs and research tax credits, under Sections 382 and 383 of the Internal Revenue Code (the NOL Plan). Although this is not the purpose of the NOL Plan, it could have the effect of making it uneconomical for a third party to acquire us on a hostile basis. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a prescribed period of time.

We have identified a material weakness in our financial reporting process.

We have identified a material weakness in our financial reporting process as of June 30, 2013 with respect to lack of segregation of duties over a variety of financial and disclosure controls. Our failure to successfully implement our plans to remediate this material weakness could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price

In the future, we may identify additional material weaknesses and deficiencies which we may not be able to remediate in a timely manner. If we fail to maintain effective internal control over financial reporting in accordance with Section 404, we will not be able to conclude that we have and maintain effective internal control over financial reporting or our independent registered accounting firm may not be able to issue an unqualified report on the effectiveness of our internal control over financial reporting. As a result, our ability to report our financial results on a timely and accurate basis may be adversely affected, we may be subject to sanctions or investigation by regulatory authorities, including the SEC and investors may lose confidence in our financial information, which in turn could cause the market price of our common stock to decrease. We may also be required to restate our financial statements from prior periods. In addition, testing and maintaining internal control in accordance with Section 404 requires increased management time and resources. Any failure to maintain effective internal control over financial reporting could impair the success of our business and harm our financial results.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our headquarters are located in New York, New York. Under our Intercompany Services Agreement entered into on February 27, 2013 between Xstelos and Myrexis, Xstelos agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. Under this Agreement, we currently share space with Xstelos in a 1,233 square foot office.

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

Market Information

Our common stock is currently traded in the over the counter market under the symbol MYRX. Our common stock was traded on The NASDAQ Global Market under the symbol “MYRX” until February 1, 2013 when our stock was delisted. The Board of Directors declared a special cash distribution to shareholders of record at the close of business on February 4, 2013 in the amount of $2.86 per share. The cash distribution was paid on February 15, 2013, and the Company’s common stock began trading ex-dividend on Tuesday, February 19, 2013. The following table sets forth the high and low sales prices for our common stock as reported by The NASDAQ Global Market and the OTC Markets for the periods indicated. For an additional information, see “Item 1A: Risk Factors” of this Annual Report on Form 10-K.

	High	Low
Fiscal Year Ended June 30, 2013:
Fourth Quarter	$0.11	$0.06
Third Quarter	$2.99	$0.09
Second Quarter	$2.83	$2.34
First Quarter	$2.67	$2.35

	High	Low
Fiscal Year Ended June 30, 2012:
Fourth Quarter	$3.20	$2.26
Third Quarter	$3.32	$2.58
Second Quarter	$2.88	$2.41
First Quarter	$3.70	$2.64

Stockholders

As of July 17, 2013, there were approximately 97 stockholders of record of our common stock and, according to our estimates, approximately 8,435 beneficial owners of our common stock.

Cash Distribution

On January 22, 2013, the Board unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution and instead, the Board of Directors declared a special cash distribution to shareholders of record at the close of business on February 4, 2013 in the amount of $2.86 per share. The cash distribution was paid on February 15, 2013, and the Company’s common stock began trading ex-dividend on Tuesday, February 19, 2013.

Unregistered Sales of Securities

On February 27, 2013, Xstelos and Myrexis entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, Myrexis agreed to issue and sell to Xstelos 7,000,000 shares of our common stock, representing approximately 20% of all outstanding common stock after giving effect to such sale. The shares were sold for an aggregate purchase price of approximately $250,000. The consideration paid by Xstelos was based, in part, on the Company’s available cash of approximately $870,000 after giving effect to liabilities due prior to March 31, 2013, services to be provided by Xstelos as well as consent provided by Xstelos to allow Jonathan M. Couchman to serve as the Company’s Chief Financial Officer.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock, during a period commencing on June 12, 2009 (the first day of trading of our common stock on The NASDAQ Global Market) and ending on June 28, 2013 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period; by (B) our share price at the beginning of the measurement period) with the cumulative total return of The NASDAQ Stock Market, Inc. and the NASDAQ Biotech Index during such period. We do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on The NASDAQ Global Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on June 12, 2009 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	June 12, 2009	June 30, 2009	June 30, 2010	June 30, 2011	June 29, 2012	June 28, 2013
Myrexis, Inc.	100.00	66.43	53.71	51.14	37.29	42.00
NASDAQ Biotechnology Index	100.00	103.19	110.13	152.59	186.08	249.61
NASDAQ Composite Index	100.00	98.72	113.47	149.21	157.90	183.09

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

The following table sets forth selected financial information as of and for each of the years in the five-year period ended June 30, 2013, which has been derived from our (1) audited financial statements as of June 30, 2013, and 2012 and for the years ended June 30, 2013, 2012 and 2011, which are included elsewhere in this Form 10-K; and (2) audited financial statements as of June 30, 2010 and 2009 and for the years ended June 30, 2010 and 2009, which are not included elsewhere in this Form 10-K. Because our historical financial information for the period ending June 30, 2009 reflects allocations for services historically provided to us by Myriad Genetics, the selected financial information presented below for such period may not be indicative of our results of operations and financial position as an independent company. The selected financial information presented for the years ended June 30, 2013, 2012, 2011 and 2010, reflects our performance as an independent company.

The selected financial data below should be read in conjunction with our audited financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	Years ended June 30,
In thousands (except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data:
Research revenue	$—	$—	$185	$90	$5,456
Pharmaceutical revenue	—	—	—	—	—
Other revenue	—	—	—	—	—
Total revenues	—	—	185	90	5,456
Costs and expenses:
Research and development expense	465	14,230	22,296	28,222	54,611 (2)
General and administrative expense	11,526	17,571	18,339 (3)	19,984	8,981
Total costs and expenses	11,991	31,801	40,635	48,206	63,592
Operating loss	(11,991)	(31,801)	(40,450)	(48,116)	(58,136)
Other income (expense), net	370	592	1,742	1,165	—
Net loss	$(11,621)	$(31,209)	$(38,708)	$(46,951)	$(58,136)
Net loss per basic and diluted share (1)	$(0.39)	$(1.18)	$(1.52)	$(1.91)	$(2.43)

	As of June 30,
In thousands	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,210	$89,626	$115,878	$147,453	$188,005
Current liabilities	74	2,279	3,310	4,250	4,576
Total assets	1,237	91,651	121,260	154,108	193,677
Total stockholders’ equity	1,163	89,372	117,950	149,858	189,101

(1)	For year ended June 30, 2009, pro forma net loss per share calculated based on the 23,974,211 shares issued in connection with the spin-off.

(2)	Amount includes a $9.0 million credit recorded in fiscal 2009, resulting from the difference in an estimated sub-license fee accrual recorded in fiscal 2008 and amounts actually paid in 2009.
(3)	Includes a $1.1 million impairment loss on certain fixed assets. For the year ended June 30, 2011, the Company reclassified the $1.1 million in impairment charges from other income (expense) to general and administrative expense.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Prior to February 2012, Myrexis was a biopharmaceutical company that generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. In February 2012, we announced that we had suspended development activity on all of our preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, we initiated an alignment of our resources involving a phased reduction in our workforce from approximately 59 employees to 1 current employee as of June 30, 2013.

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

On December 14, 2012, we filed proxy materials with the Securities and Exchange Commission for a Special Meeting of stockholders on January 23, 2013, to consider and vote on the Plan of Dissolution (the “Special Meeting”).

On December 21, 2012, we announced that we entered into a settlement agreement (the “Settlement Agreement”) that settled fully and finally a lawsuit (the “Litigation”) brought by the Alzheimer’s Institute of America, Inc. (“AIA”) against Myriad Genetics, Inc. (“Myriad Genetics”) and its wholly owned subsidiary, Myriad Therapeutics, Inc. (formerly known as Myriad Pharmaceuticals, Inc.) (referred to hereinafter together with Myriad Genetics as “Myriad”), and the Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research (referred to hereinafter together as “Mayo”). Specifically, AIA asserted that Myriad and Mayo infringed certain patents allegedly owned by AIA in connection with Myriad’s research and development of its failed Alzheimer’s drug candidate Flurizan (hereinafter referred to as the “Litigation”). Myrexis, Myriad, Mayo and AIA are hereinafter referred to collectively as the “Parties”. As previously disclosed, pursuant to our Separation and Distribution Agreement with Myriad Genetics, dated June 30, 2009, at the time of Myrexis’ separation from Myriad Genetics, Myrexis assumed liability for certain pending or threatened legal matters related to its business, and is obligated to indemnify Myriad Genetics for any liability arising out of such matters, including any costs and expenses of litigating such matters, including payment of attorneys’ fees incurred to defend against claims. Accordingly, pursuant to the terms of the Settlement Agreement, in consideration of AIA’s release of claims against and covenant not to sue the other Parties for matters related to the Litigation, Myrexis agreed to (1) pay AIA approximately $1,525,000, and (2) transfer to AIA all program rights and assets associated with Myrexis’ Hsp90 inhibitor program, cancer metabolism inhibitor program, and small molecule anti-interferon (IKK€/TBK1) inhibitor program (the “Program Assets Transfer”). AIA assumed Myrexis’ liabilities under the program contracts being transferred to AIA and all liabilities for the further conduct of the programs, subject, in each case, to certain exclusions, including liabilities accruing or arising from events occurring prior to the Program Assets Transfer. The Settlement Agreement also includes a release of claims against AIA by each of Myrexis, Myriad and Mayo. Simultaneously with the delivery of the settlement payment to AIA by Myrexis on December 21, 2012, the Parties filed a stipulation of dismissal of the Litigation.

On December 21, 2012, David W. Gryska informed Myrexis of his resignation as Acting President and Chief Executive Officer, Chief Operating Officer and member of the Board of Directors, effective December 24, 2012.

On January 22, 2013, the Board unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution and instead, the Board of Directors declared a special cash distribution to shareholders of record at the close of business on February 4, 2013 in the amount of $2.86 per share. The cash distribution was paid on February 15, 2013, and the Company’s common stock began trading ex-dividend on Tuesday, February 19, 2013.

On January 22, 2013, The Board of Directors also appointed Jonathan M. Couchman as a Class II director of the Company and as its President and Chief Executive Officer. Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned.

On February 13, 2013, Steven Scheiwe and Michael Pearce were appointed to the Board of Directors.

On February 28, 2013, Andrea Kendell’s employment as CFO terminated voluntarily and on March 1, 2013, Mr. Couchman was appointed CFO of Myrexis.

On April 26, 2013, the Company held its 2012 Annual Meeting of shareholders (the “2012 Annual Meeting”). At the 2012 Annual Meeting, stockholders of the Company elected Steven D. Scheiwe as a Class I director for a term ending at the 2013 annual meeting of stockholders, Jonathan M. Couchman as a Class II director for a term ending at the 2014 annual meeting of stockholders and Michael C. Pearce (“Disinterested Director”) as a Class III director for a term ending at the 2015 annual meeting of stockholders.

After giving effect to the payment of the cash distribution on February 15, 2013, as of June 30, 2013, we had approximately $1.1 million in cash and cash equivalents. The Company is in the early stages of reviewing the scope of strategic alternatives that may be available for consideration. Due to limited cash resources available to the Company, the delisting by Nasdaq of the Company’s shares and the potential impact on the Company’s NOLs of any significant share issuance under Section 382 of the Internal Revenue Code, among other things, the Company may conclude to liquidate if available strategic alternatives cannot be identified in a reasonable period of time. To the extent any strategic alternatives or transactions are identified, it will most likely be necessary to raise additional funds to consummate any such alternative or transaction, although there is no assurance we will be able to do so. We do not know if we will be successful in pursuing any strategic alternative or that any transaction will occur; however, we are committed to pursuing a strategic direction that our Board of Directors believes is in the best interests of our shareholders. We currently do not have any drugs that are commercially available.

In light of the Company’s limited activities at the present time, the Company has determined that it is advisable to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended.  The Company anticipates filing a Form 15 with the Securities and Exchange Commission (the “SEC”) to effect this deregistration in the near future.  After careful consideration, the Board of Directors decided to deregister based on its belief that the savings the Company will achieve as a result of deregistration, particularly on costs related to the preparation and filing of SEC reports and compliance with Sarbanes-Oxley obligations, will benefit shareholders, and such benefits will outweigh any advantages of continuing as an SEC reporting company. The obligation of filing SEC reports and complying with Sarbanes-Oxley has become too burdensome and expensive for a company of Myrexis’ size. Upon the filing of the Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will be suspended.

During the years ended June 30, 2013, 2012 and 2011, we reported $0, $0 and $185,000, respectively in revenues associated with research services related to short-term research agreements and a net loss of $11.6 million, $31.2 million and $38.7 million, respectively.

We expect to incur net losses for the foreseeable future and that such losses will fluctuate from quarter to quarter.

Our drug research and development expenses include costs incurred for our drug candidates. The only costs we track by each drug candidate are external costs such as services provided to us by clinical research organizations, manufacturing of drug supply, and other outsourced research. We do not assign or allocate internal costs such as salaries and benefits, facilities costs, lab supplies and the costs of preclinical research and studies to individual development programs. We also incurred costs related to external research collaborations from our research services business. We track all underlying principal costs associated with our research collaborations. All development costs for our drug candidates and external research collaborations are expensed as incurred. Our research and development expense for Azixa (for which development was suspended in September 2011), our clinical-stage drug candidate, MPC-3100, our preclinical-stage drug candidates, MPC-9528, MPC-8640, IKKe and MPC-0767 (for which development was suspended in February 2012), and our discontinued drug candidate MPC-4326 during the fiscal years ended June 30, 2013, 2012 and 2011 are as follows:

	Years Ended June 30,
(In thousands)	2013	2012	2011
External costs, drug candidates:
Azixa	$25	$1,367	$1,388
MPC-4326	3	40	(144	)(1)
MPC-3100	14	214	1,202
MPC-0767	7	980	278
MPC-9528	—	—	264
MPC-8640	146	1,124	121
IKKe	68	269	—
Sub-total direct costs	263	3,994	3,109
Internal costs, drug candidates	65	4,645	5,318
Preclinical development costs	137	5,591	13,157
External research collaborations	—	—	712
Total research and development	$465	$14,230	$22,296

(1)	Amount includes a $0.2 million credit recorded in fiscal 2011 resulting from a favorable change in estimate for outside clinical services which were later terminated due to the discontinuation of the program.

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

Developing our provision for income taxes, including our effective tax rate and analysis of potential uncertain tax positions, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowance we deem necessary to offset deferred tax assets. We have established a valuation allowance to fully offset our deferred tax assets. We have also established a liability for unrecognized tax benefits from uncertain tax positions. Due to the fact that we currently have net operating loss and research credit carryforwards, the liability for unrecognized tax benefits is presented as a reduction of the deferred tax asset (prior to any consideration of the need for a valuation allowance) which has been established for the net operating loss and research credit carryforwards. Our judgment and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our uncertain income tax positions in our consolidated financial statements, an adverse determination by these taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Interest and penalties on income tax items are included as a component of overall income tax expense.

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

As a result of the option modifications that occurred in connection with the separation from Myriad Genetics, Myriad Genetics measured the potential accounting impact of these option modifications. Based upon the analysis, which included a comparison of the fair value of the modified options granted to our employees and directors immediately after the modification with the fair value of the original option immediately prior to the modification, it was determined that there was no incremental compensation expense. All unrecognized compensation expense at June 30, 2009 that is related to Myriad Genetics options and Myrexis options that are held by current Myrexis employees and directors was recognized by us over the remaining vesting term of the option. All such expense relating to Myrexis options held by current and former Myriad Genetics employees, directors or consultants will not be recognized by us.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the recoverability of assets that will continue to be used in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired. The impairment is measured by comparing the difference between the asset grouping’s carrying value and its fair value. Fair value is the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. Long-lived assets such as intangible assets and property, plant and equipment are considered non-financial assets, and are recorded at fair value only when an impairment charge is recognized. We recorded impairment charges for the years ended June 30, 2013, 2012 and 2011 of $20,000, $0.3 million and $1.1 million, respectively. These charges are reflected in the statement of operations and comprehensive loss in general and administrative expenses.

We evaluated our equipment as of June 30, 2012 and management had committed to a plan to sell our laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $1.0 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. All such equipment had been sold as of June 30, 2013.

Results of Operations

Years ended June 30, 2013 and 2012

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipment costs, and costs associated with our clinical trials. Research and development expenses for the fiscal year ended June 30, 2013 were $0.5 million compared to $14.2 million in 2012. This 97% decrease was primarily due to:

•	decreased internal preclinical developments costs of approximately $5.5 million resulting from a reduction in headcount and the decision to suspend all further activities for all preclinical and clinical activities; and

•	decreased external and internal drug candidate costs of $8.3 million as a result of the decision to suspend all further activities for all preclinical and clinical activities,

We do not expect any future research and development costs as a result of the decision to suspend further development activities for all preclinical and clinical programs and as a result of the transfer of all preclinical and clinical programs to third parties.

General and administrative expenses consist primarily of salaries and related personnel costs for business development, executive, legal, finance and accounting, information technology, human resources, and allocated facilities expenses. General and administrative expenses for the fiscal year ended June 30, 2013 were $11.5 million, compared to $17.6 million in 2012. The decrease in general and administrative expenses of 35% was due primarily to a decrease in the lease expense, share-based compensation, depreciation expense and reduced severance costs during the year ended June 30, 2013 in comparison for the year ended June 30, 2012. We recognized $2.2 million in lease expense for the year ended June 30, 2013. We recognized $3.8 million in lease expense for the year ended June 30, 2012. We expect to see reduced general and administrative expenses in future years as a result of the decision to suspend further development activities for all preclinical and clinical programs and other related wind down activities.

Other income (expense) for the fiscal year ended June 30, 2013 was $0.4 million compared to $0.6 million for the fiscal year ended June 30, 2012. Other income for the year ended June 30, 2013, reflects interest income and gains on sale of assets of $0.3 million. Other income for the year ended June 30, 2012, reflects interest income and realized gains on our marketable securities and a gain on sale of assets of $0.3 million.

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

Research and development expenses are comprised primarily of salaries and related personnel costs, laboratory supplies, equipment costs, and costs associated with our clinical trials. Research and development expenses for the fiscal year ended June 30, 2012 were $14.2 million compared to $22.3 million in 2011. This 36% decrease was primarily due to:

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

Liquidity and Capital Resources

Net cash used in operating activities was $13.0 million during the fiscal year ended June 30, 2013 compared to $27.8 million used by operating activities during the prior fiscal year. The change in cash flow from operating activity can be attributed primarily to the higher net loss in fiscal 2012.

Our investing activities provided $71.4 million in cash during the fiscal year ended June 30, 2013 compared to $27.1 million during the prior fiscal year. The change is primarily due to the maturities and sales of our marketable investment securities. In addition, we received $1.5 million in proceeds from the sale of assets during the year ended June 30, 2013. We do not anticipate investments in additional equipment and leasehold improvements in the future.

Approximately $76.9 million in cash was used in financing activities during the year ended June 30, 2013, as a result the payment of the special cash distribution made February 15, 2013, partially offset by proceeds from stock options exercised and proceeds from the issuance of common stock during the period, compared to $1.2 million provided by financing activities compared to 2012.

As of June 30, 2013, we had $1.1 million in cash and cash equivalents a decrease of $18.6 million from $19.7 million as of June 30, 2012.

As discussed above, on January 22, 2013, our Board of Directors unanimously determined to cancel the special meeting of our shareholders scheduled for January 23, 2013, and instead, the Board of Directors declared a special cash distribution to shareholders of record as of the close of business on February 4, 2013 in the amount of $2.86 per share. The $1.1 million remaining cash and cash equivalents in the Company is anticipated to be sufficient to fund ongoing public company and other related operational costs for at least 12 months. Our future capital requirements, cash flows, and results of operations will be affected by and depend on many factors that are currently unknown to us, including:

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

None.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues, or operating results during the periods presented.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, we hold a Certificate of Deposit in the amount of $75,000 which matured on July 10, 2013 and was not renewed. The balance of our portfolio consists of only cash and cash equivalents.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

MYREXIS, INC.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 4, 2013, we were notified by our independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), that upon completion of Ernst & Young’s review of the Company’s unaudited interim condensed consolidated financial statements as of December 31, 2012 and for the three and six month periods ended December 31, 2012 and 2011, Ernst & Young would resign as the Company’s independent registered public accounting firm. Such review was completed on February 8, 2013.

The reports of Ernst & Young on the Company’s consolidated financial statements for the past two fiscal years ended June 30, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for each of the two fiscal years ended June 30, 2012 and 2011, and in the subsequent interim period through February 8, 2013, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report.

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K that occurred during the Company's fiscal years ended June 30, 2012 and 2011 or during the subsequent interim period through February 8, 2013.

On February 8, 2013, the Company engaged EisnerAmper LLP (“EisnerAmper”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending June 30, 2013. The appointment of EisnerAmper was approved by the sole director of the Company.

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

Our Chief Executive Officer, who is also the Chief Financial Officer, after evaluating the effectiveness of our Disclosure Controls as of the end of the period covered by this Annual Report on Form 10-K, has concluded that, based on such evaluation, our Disclosure Controls were not effective based on the material weakness noted below to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Because of those inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making their assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that, as of June 30, 2013, our internal control over financial reporting was not effective based on those criteria, as the following material weakness in internal control was identified:

•	the Company, given its relatively small size, did not have sufficient segregation of duties over a variety of financial and disclosure controls.

Our independent registered public accounting firm has issued its report on the effectiveness of our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Myrexis, Inc.

We have audited Myrexis Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company did not have sufficient segregation of duties over its financial process or disclosures. This material weakness was considered in determining the nature, timing, and extent of audit test applied in our audit of the 2013 financial statements, and this report does not affect our report dated July 16, 2013 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Myrexis, Inc. has not maintained effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Myrexis, Inc. as of June 30, 2013, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2013, and our report dated July 16, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
July 16, 2013

(b)  Change in Internal Control over Financial Reporting

The following change in our internal control over financial reporting was identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: due to the reduction in employees from five to one during the fourth quarter, there no longer exists adequate segregation of duties at Myrexis.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation,” “Management and Corporate Governance-Committees of the Board of Directors and Meetings,” “Management and Corporate Governance-Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance-Director Independence” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference to the discussion responsive thereto in the proposal entitled “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 17, 2013.

MYREXIS, INC.

By:	/S/ Jonathan M. Couchman
Jonathan M. Couchman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ Jonathan M. Couchman	President and Chief Executive Officer, Chief Financial
	Jonathan M. Couchman	Officer,
		Chairman of the Board	July 17, 2013
(principal executive officer, principal financial and
accounting officer)

By:	/s/ Michael C. Pearce	Director	July 17, 2013
Michael C. Pearce

By:	/s/ Steven D. Scheiwe	Director	July 17, 2013
Steven D. Scheiwe

INDEX TO FINANCIAL STATEMENTS

Myrexis, Inc.

Years Ended June 30, 2013, 2012 and 2011

Page
Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Financial Statements:
Balance Sheets as of June 30, 2013 and 2012	F-4
Statements of Operations and Comprehensive Loss for the Years Ended June 30, 2013, 2012 and 2011	F-5
Statements of Stockholders’ Equity for the Years Ended June 30, 2013, 2012 and 2011	F-6
Statements of Cash Flows for the Years Ended June 30, 2013, 2012 and 2011	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Myrexis, Inc.

We have audited the accompanying balance sheet of Myrexis, Inc. (the “Company”) as of June 30, 2013, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myrexis, Inc. as of June 30, 2013, and the results of its operations and its cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Myrexis Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated July 16, 2013 expressed an adverse opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey

July 16, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Myrexis, Inc.

We have audited the accompanying balance sheet of Myrexis, Inc. as of June 30, 2012 and the statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myrexis, Inc. at June 30, 2012, and the results of its operations and its cash flows for each of the years ended June 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

September 13, 2012

MYREXIS, INC.

Balance Sheets

June 30, 2013 and 2012

(In thousands, except per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,135	$19,707
Marketable investment securities	75	68,671
Equipment held for sale	—	974
Prepaid expenses and other assets	27	192

Total current assets	1,237	89,544

Equipment and leasehold improvements:
Equipment	—	1,298
Leasehold improvements	—	1,197

	—	2,495
Less accumulated depreciation	—	1,846

Net equipment and leasehold improvements	—	649

Long-term marketable investment securities	—	1,248
Other assets	—	210

Total assets	$1,237	$91,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$197
Accrued liabilities	74	2,082

Total current liabilities	74	2,279

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 5,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value, authorized 60,000 shares; issued and outstanding 34,479 shares at June 30, 2013; issued and outstanding 26,794 shares at June 30, 2012	345	268
Additional paid-in capital	129,307	205,968
Accumulated other comprehensive income	—	4
Accumulated deficit	(128,489)	(116,868)

Total stockholders’ equity	1,163	89,372

Total liabilities and stockholders’ equity	$1,237	$91,651

See accompanying notes to financial statements.

MYREXIS, INC.

Statements of Operations and Comprehensive Loss

Years ended June 30, 2013, 2012 and 2011

(In thousands, except per share amounts)

	2013	2012	2011
Research revenue	$—	$—	$185

Total revenue	—	—	185

Costs and expenses:
Research and development expense	465	14,230	22,296
General and administrative expense	11,526	17,571	18,339

Total costs and expenses	11,991	31,801	40,635

Operating loss	(11,991)	(31,801)	(40,450)

Other income, net	370	592	1,742

Net loss	(11,621)	(31,209)	(38,708)
Other comprehensive loss:
Change in unrealized gains (losses) on marketable investment securities	(4)	(43)	22
Comprehensive loss	$(11,625)	$(31,252)	$(38,686)
Loss per basic and diluted share	$(0.39)	$(1.18)	$(1.52)
Weighted-average shares used to compute net loss per basic and diluted share	29,508	26,387	25,513

See accompanying notes to financial statements.

MYREXIS, INC.

Statements of Stockholders’ Equity

Years ended June 30, 2013, 2012 and 2011

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Unrealized Gain on Available-for- sale	Total Stockholders’
	Shares	Amount	Capital	Deficit	securities	Equity
Balance at June 30, 2010	25,214	$252	$196,532	$(46,951)	$25	$149,858
Net loss	—	—	—	(38,708)	—	(38,708)
Change in unrealized gains on marketable investment securities	—	—	—	—	22	22
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	839	9	1,937	—	—	1,946
Share-based payment expense	—	—	4,832	—	—	4,832

Balance at June 30, 2011	26,053	261	203,301	(85,659)	47	117,950
Net loss	—	—	—	(31,209)	—	(31,209)
Change in unrealized gains on marketable investment securities	—	—	—	—	(43)	(43)
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	741	7	1,160	—	—	1,167
Share-based payment expense	—	—	1,507	—	—	1,507

Balance at June 30, 2012	26,794	268	205,968	(116,868)	4	89,372
Net loss	—	—	—	(11,621)	—	(11,621)
Change in unrealized gains on marketable investment securities	—	—	—	—	(4)	(4)
Issuance of common stock for cash	7,000	70	180	—	—	250
Issuance of common stock for cash upon exercise of options and employee stock purchase plan	685	7	1,375	—	—	1,382
Special cash distribution	—	—	(78,581)	—	—	(78,581)
Share-based payment expense	—	—	365	—	—	365

Balance at June 30, 2013	34,479	$345	$129,307	$(128,489)	$—	$1,163

See accompanying notes to financial statements.

MYREXIS, INC.

Statements of Cash Flows

Years ended June 30, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(11,621)	$(31,209)	$(38,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	1,282	1,661
Loss on impairment of assets	20	281	1,112
Share-based compensation expense	365	1,507	4,832
Gain on sale of marketable investment securities	(1)	(3)	(5)
Gain on sale of assets	(292)	(266)	—
Changes in operating assets and liabilities:
Prepaid expenses	67	1,669	(1,414)
Other assets	308	(4)	—
Accounts payable	(197)	(1,013)	(711)
Accrued liabilities	(2,008)	(18)	(222)

Net cash used in operating activities	(12,972)	(27,774)	(33,455)

Cash flows from investing activities:
Capital expenditures for equipment and leasehold improvements	—	(55)	(93)
Proceeds from sale of assets	1,509	450	—
Purchase of marketable investment securities	(181,368)	(232,439)	(142,428)
Proceeds from sale of marketable investment securities	8,433	82,500	29,099
Proceeds from maturity of marketable investment securities	242,775	176,669	128,209

Net cash provided by investing activities	71,349	27,125	14,787

Cash flows from financing activities:
Net proceeds from issuance of common stock	250	—	—
Net proceeds from common stock issued under share-based compensation plans	1,382	1,167	1,946
Net payment of special cash distribution	(78,581)	—	—

Net cash (used in) provided by financing activities	(76,949)	1,167	1,946

Net (decrease) increase in cash and cash equivalents	(18,572)	518	(16,722)
Cash and cash equivalents at beginning of year	19,707	19,189	35,911

Cash and cash equivalents at end of year	$1,135	$19,707	$19,189

Supplemental cash flow information:
Fair value adjustment on marketable investment securities recorded to stockholders’ equity	4	43	22

See accompanying notes to financial statements.

MYREXIS, INC.

Notes to Financial Statements

June 30, 2013, 2012, and 2011

(1)	Organization and Summary of Significant Accounting Policies

(a)	Organization and Business Description

Prior to February 2012, Myrexis, Inc. (“Myrexis” or the “Company”) was a biopharmaceutical company that generated a pipeline of differentiated drug candidates in oncology and autoimmune diseases. In February 2012, the Company announced that it had suspended development activity on all of its preclinical and clinical programs and retained Stifel Nicolaus Weisel, an investment banking firm, to assist in reviewing and evaluating a full range of strategic alternatives to enhance shareholder value. Thereafter, in March 2012, the Company initiated an alignment of its resources involving a phased reduction in its workforce from approximately 59 employees to 1 employee as of June 30, 2013.

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

On December 21, 2012, we announced that we entered into a settlement agreement (the “Settlement Agreement”) that settled fully and finally a lawsuit (the “Litigation”) brought by the Alzheimer’s Institute of America, Inc. (“AIA”) against Myriad Genetics, Inc. (“Myriad Genetics” or “MGI”) and its wholly owned subsidiary, Myriad Therapeutics, Inc. (formerly known as Myriad Pharmaceuticals, Inc.) (referred to hereinafter together with Myriad Genetics as “Myriad”), and the Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research (referred to hereinafter together as “Mayo”). Specifically, AIA asserted that Myriad and Mayo infringed certain patents allegedly owned by AIA in connection with Myriad’s research and development of its failed Alzheimer’s drug candidate Flurizan (hereinafter referred to as the “Litigation”). Myrexis, Myriad, Mayo and AIA are hereinafter referred to collectively as the “Parties”. As previously disclosed, pursuant to our Separation and Distribution Agreement with Myriad Genetics, dated June 30, 2009, at the time of Myrexis’ separation from Myriad Genetics, Myrexis assumed liability for certain pending or threatened legal matters related to its business, and is obligated to indemnify Myriad Genetics for any liability arising out of such matters, including any costs and expenses of litigating such matters, including payment of attorneys’ fees incurred to defend against claims. Accordingly, pursuant to the terms of the Settlement Agreement, in consideration of AIA’s release of claims against and covenant not to sue the other Parties for matters related to the Litigation, Myrexis agreed to (1) pay AIA approximately $1,525,000, and (2) transfer to AIA all program rights and assets associated with Myrexis’ Hsp90 inhibitor program, cancer metabolism inhibitor program, and small molecule anti-interferon (IKK€/TBK1) inhibitor program (the “Program Assets Transfer”). AIA assumed Myrexis’ liabilities under the program contracts being transferred to AIA and all liabilities for the further conduct of the programs, subject, in each case, to certain exclusions, including liabilities accruing or arising from events occurring prior to the Program Assets Transfer. The Settlement Agreement also includes a release of claims against AIA by each of Myrexis, Myriad and Mayo. Simultaneously with the delivery of the settlement payment to AIA by Myrexis on December 21, 2012, the Parties filed a stipulation of dismissal of the Litigation.

On December 21, 2012, David W. Gryska informed Myrexis of his resignation as Acting President and Chief Executive Officer, Chief Operating Officer and member of the Board of Directors, effective December 24, 2012.

On January 22, 2013, the Board unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution and instead, the Board of Directors declared a special cash distribution to shareholders of record at the close of business on February 4, 2013 in the amount of $2.86 per share. The cash distribution of $78.6 million was paid on February 15, 2013, and the Company’s common stock began trading ex-dividend on Tuesday, February 19, 2013.

On January 22, 2013, The Board of Directors also appointed Jonathan M. Couchman as a Class II director of the Company and as its President and Chief Executive Officer. Mr. Couchman is also Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Xstelos Holdings, Inc. (see Note 12 – Related Parties). Subsequent to Mr. Couchman’s appointment to the Board of Directors, the remaining members of the Board of Directors, Gerald P. Belle, Jason M. Aryeh, Robert Forrester, Timothy R. Franson, M.D., John T. Henderson, M.D., and Dennis H. Langer, M.D., J.D., resigned.

On February 13, 2013, Steven Scheiwe and Michael Pearce were appointed to the Board of Directors.

On February 28, 2013, Andrea Kendell’s employment as CFO terminated voluntarily and on March 1, 2013, Mr. Couchman was appointed CFO of Myrexis.

(b)	Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires Myrexis management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include or have included assessment of impairment of long-lived assets, deferred tax valuation allowances, the carrying amount of certain accrued liabilities and share-based compensation. Actual results could differ from those estimates presented herein.

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

As of June 30, 2013, there were outstanding potential common equivalent shares of 2,200,589 compared to 2,648,774 and 2,613,945, as of the same periods in 2012 and 2011 which were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive common equivalent shares may be dilutive to basic earnings per share in future periods.

The calculation of diluted loss per share is the same as the basic loss per share in all years since the inclusion of any potentially dilutive securities would be anti-dilutive.

(e)	Fair Value Disclosure

At June 30, 2013 and 2012, the carrying value of the Company’s accounts payable and accrued liabilities approximates fair value, principally because of the short term nature of these liabilities.

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

(h)	Equipment Held for Sale

In conjunction with the suspension of all development activities in 2012, the Company evaluated its equipment and management committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $1.0 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. All such equipment had been sold as of June 30, 2013.

(i)	Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items had depreciable lives of five years. Leasehold improvements were being depreciated over the shorter of the estimated useful lives or the associated lease terms, which ranged from three to fifteen years. For the years ended June 30, 2013, 2012, and 2011, the Company recorded depreciation expense of $0.4 million, $1.3 million, and $1.7 million, respectively. As of June 30, 2013, the Company had sold all its equipment and the leasehold improvements had been completely amortized as a result of the termination of the related lease.

(j) Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the years ended June 30, 2013, 2012 and 2011, $20,000, $0.3 million and $1.1 million, respectively, was recorded for impairment of assets, and is included in general and administrative expenses in the statements of operations.

(k)	Income Taxes

The Company recognizes income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The provision for income taxes, including the effective tax rate and analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and any estimated valuation allowances deemed necessary to recognize deferred tax assets at an amount that is more likely than not to be realized. The Company has provided full valuation allowances against its deferred tax assets. The Company’s filings, including the positions taken therein, are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities, adverse determinations by these taxing authorities could have a material adverse effect on the consolidated financial condition, results of operations or cash flows.

(l)	Share-based Compensation

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

(m)	Marketable Investment Securities

The Company has classified its marketable investment securities as available-for-sale. These securities are carried at estimated fair value with unrealized holding gains and losses, net of any related tax effect, included in accumulated other comprehensive income in stockholders’ equity until realized. Gains and losses on investment security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and establishes a new cost basis for the security. Losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than temporary. The Company reviews several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near term prospects of the issuer or declines in credit risk, (iii) the length of time a security is in an unrealized loss position and (iv) the Company more likely than not, holding securities for a period of time sufficient to allow for any anticipated recovery in fair value. The Company recognized no impairments on available-for-sale securities for the years ended June 30, 2013, 2012 and 2011.

(n)	Segment and Related Information

The Company operates in one reportable business segment, pharmaceutical development and related research activities.

The Company’s revenues were derived from research performed in the United States. Additionally, all of the Company’s long-lived assets are located in the United States.

(2)	Marketable Investment Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major security type and class of security at June 30, 2013 and 2012 were as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
June 30, 2013:
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

Cash and cash equivalents of $1.1 million at June 30, 2013 consist of cash of $0.3 million and money market funds of $0.8 million. In addition, the Company holds $75,000 restricted cash at June 30, 2013 in an 18-month certificate of deposit as collateral for a corporate purchasing card program that matures in July 2013.This amount is included in short-term marketable investment securities on the balance sheet as of June 30, 2013. Cash and cash equivalents of $19.7 million at June 30, 2012 consist of cash and money market funds. In addition, the Company held $200,000 restricted cash in an 18-month certificate of deposit as collateral for a corporate purchasing card program and $48,000 in a restricted cash account as collateral for office equipment. These amounts were included in long-term marketable investment securities on the balance sheet as of June 30, 2012.

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
June 30, 2013
Money market funds	$844	$—	$—	$844
Certificate of deposit	—	75	—	75
Total	$844	$75	$—	$919

	Level 1	Level 2	Level 3	Total
June 30, 2012
Money market funds	$19,707	$—	$—	$19,707
Corporate bonds and notes	—	53,991	—	53,991
Federal agency issues	—	15,681	—	15,681
Total	$19,707	$69,671	$—	$89,379

As of June 30, 2013 and 2012, the Company has no investments which were measured using unobservable (Level 3) inputs.

In conjunction with the suspension of all development activities in 2012, the Company has evaluated its equipment and management committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $1.0 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. The fair value of the equipment was determined by using broker quotes for similar assets. The Company has classified the inputs used for determining the fair value of these assets as Level 2 in the fair value hierarchy. As of June 30, 2013, all such equipment had been sold.

(4)     Leases

The Company entered into a sublease agreement with Myriad Genetics (“MGI”) effective July 1, 2009, as amended on November 11, 2009, and February 19, 2010, that provided for the sublease of certain office and laboratory space. The sublease for the Company’s facility took effect January 4, 2010 for a period of three years from the commencement date with the option to extend for an additional four three-year periods. In addition, the Company entered into a sublease agreement on June 1, 2012 that provided for the sublease of certain office space in Monterey, CA. The sublease for this office space took effect July 1, 2012 for a period of one year from the commencement date with the option to extend for an additional two one year periods. Rental expense for the years ended June 30, 2013, 2012 and 2011 was $2.2 million, $3.8 million and $3.8 million, respectively. As of June 30, 2013, the Company had no future minimum lease payments under the aforementioned sublease agreements.

(5)	Share-Based Compensation

Myrexis Share-Based Compensation Plans

The Company adopted two equity incentive plans, the Myrexis, Inc. 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”) and the Myrexis, Inc. 2009 Employee Stock Purchase Plan (the “ESPP”). At June 30, 2013, the Company was authorized to issue a total of 8.6 million shares under the plans. The number of shares of common stock reserved for issuance under the Equity Incentive Plan is subject to increase pursuant to an “evergreen” provision, which provides for an annual increase equal to the lesser of 2,400,000 shares, 5% of the Company’s then outstanding shares of common stock, or such other amount as the Board of Directors may determine. The Board of Directors determined not to increase the number of shares reserved under the Equity Incentive Plan as of July 1, 2012. The number of shares of common stock reserved for issuance under the ESPP is subject to increase pursuant to an “evergreen” provision, which provides for an annual increase equal to the lesser of 500,000 shares, 2% of the Company’s then outstanding shares of common stock, or such other amount as the Board of Directors may determine. The Board of Directors determined not to increase the number of shares reserved under the ESPP as of July 1, 2012.

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

The exercise price of options granted during the period ended June 30, 2013, 2012 and 2011 was equivalent to the fair value of the stock on the date of grant. The number of shares, terms, and vesting periods are determined by the Company’s Board of Directors or a committee thereof on an option-by-option basis. Options generally vest ratably over service periods of four years and expire ten years from the date of grant. As of June 30, 2013, 7,713,640 shares were available for future grant under the Equity Incentive Plan and 936,765 shares were available for purchase under the Myrexis ESPP.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the fiscal years ended June 30:

	2013	2012	2011
Risk-free interest rate	0.67%	0.9%	1.4%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	6.0 -7.0	6.0 -7.0	6.0 -7.0
Expected volatility	73%	77.5%	75.4%

Expected option lives and volatilities are based on historical data and other factors.

A summary of option activity is as follows:

	2013		2012		2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	2,628,009	$3.30	3,248,984	$3.42	3,592,227	$3.28
Options granted	60,000	2.65	1,097,400	2.79	844,060	3.84
Less:
Options exercised	(598,755)	2.33	(536,985)	1.63	(562,562)	2.22
Options canceled or expired	(1,202,894)	3.43	(1,181,390)	3.92	(624,741)	4.26
Options outstanding at end of year	886,360	3.73	2,628,009	3.30	3,248,984	3.42
Options exercisable at end of year	886,360	3.73	1,409,760	3.38	1,542,307	2.76
Options vested and expected to vest	886,360	3.73	2,450,823	3.33	3,086,509	3.38
Weighted average fair value of options granted during the year		1.64		1.84		2.53

The following table summarizes information about the stock options outstanding under the Equity Incentive Plan for both Myrexis and MGI employees at June 30, 2013:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding at June 30, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2013	Weighted average exercise price
$0.62 - 3.39	178,378	3.57	$2.09	178,378	$2.09
3.56 - 3.56	232,144	5.19	3.56	232,144	3.56
3.65 - 4.63	185,863	1.81	4.02	185,863	4.02
4.67 - 4.83	289,975	5.32	4.68	289,975	4.68
	886,360	4.20	3.73	886,360	3.73

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

As of June 30, 2013, unrecognized compensation expense related to the unvested portion of MGI’s stock options granted to Myrexis employees and the unvested portion of Myrexis stock options granted was $0.

The total intrinsic value of options exercised during the fiscal year ended June 30, 2013, 2012 and 2011 was $10,000, $0.7 million and $1.0 million, respectively. The aggregate intrinsic value of options outstanding was $0 and the aggregate intrinsic value for options fully vested was $0 as of June 30, 2013.

During the year ended June 30, 2013, the Company issued 64,078 restricted stock units under the Equity Incentive Plan at a weighted average fair value of $2.69 per share based on the fair market stock price on date of grant. As of June 30, 2013, the unrecognized compensation expense related to unvested restricted stock units was $0 as all outstanding restricted stock units not vested were terminated.

On May 11, 2012, the Company issued 2,139,230 restricted stock units (1,069,615 units to each of the Company’s then serving President and Chief Executive Officer and its Chief Operating Officer) under the Equity Incentive Plan at a fair value of $2.75. The restricted stock units issued on May 11, 2012 include certain performance conditions as well as market conditions. As of June 30, 2012, the performance criteria were not probable of being achieved; therefore, no stock-based compensation expense recorded during the year ended June 30, 2012. The units that were issued to the Company’s then serving President and Chief Executive Officer, Richard B. Brewer, expired by their terms upon his death on August 15, 2012. If specific performance conditions are met with respect to the restricted stock units issued to the Company’s Chief Operating Officer, a substantial expense could be incurred. These shares were not vested and cancelled by their terms upon his resignation on December 24, 2012.

Activity with respect to outstanding restricted stock units for the fiscal years ended June 30, 2012, 2011 and 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Balance at June 30, 2010	144,466	$4.03
Granted	141,094	3.86
Cancelled	(54,657)	3.97
Vested	(55,302)	4.03
Balance at June 30, 2011	175,601	3.91

	Number of shares	Weighted average grant date fair value
Balance at June 30, 2011	175,601	$3.91
Granted	2,192,630	2.75
Cancelled	(114,277)	3.47
Vested	(72,302)	3.94
Balance at June 30, 2012	2,181,652	2.77

	Number of shares	Weighted average grant date fair value
Balance at June 30, 2012	2,181,652	$2.77
Granted	64,078	2.69
Cancelled	(2,159,508)	2.76
Vested	(86,222)	2.93
Balance at June 30, 2013	0	0

For the years ended June 30, 2013, 2012 and 2011, Myrexis employees purchased 13,085, 131,617 and 221,191 shares, respectively, under the Myrexis ESPP. Compensation expenses associated with Myrexis employees participating in the Myrexis ESPP for the years ended June 30, 2013, 2012 and 2011 were approximately $9,000, $206,000, and $360,000, respectively. The fair value of shares issued under the Myrexis ESPP was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years ended June 30:

	2013	2012	2011
Risk-free interest rate	0.12%	0.05%	0.2%
Expected dividend yield	0%	0%	0%
Expected lives (in years)	0.5	0.5	0.5
Expected volatility	79%	77%	75%

Share-based compensation expense recognized for Myrexis employees included in the statement of operations and comprehensive loss for the fiscal years ended June 30, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Research and development	$(37)	$595	$2,086
General and administrative	402	912	2,746
Total employee stock-based compensation expense	$365	$1,507	$4,832

(6)	Income Taxes

Income tax expense (benefit) consists of the following:

(In thousands)	Year ended June 30,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—
Total Current	—	—	—
Deferred:
Federal	(4,056)	(9,991)	(13,032)
State	(459)	(1,606)	(2,380)
Change in valuation allowance	4,515	11,597	15,412
Total Deferred	—	—	—
Total income tax expense (benefit)	$—	$—	$—

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the consolidated statements of operations were as follows:

	Year ended June 30,
	2013	2012	2011
Federal income tax expense at the statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.3)	(3.3)	(3.3)
Research and development credits, net of the federal tax on state credits	(3.0)	(0.9)	(5.9)
Incentive stock option and employee stock purchase plan expense	0.4	0.8	2.3
Uncertain tax positions, net of federal benefit on state positions	0.5	0.3	1.1
Other	0.6	—	—
Change in valuation allowance	38.8	37.1	39.8
	—%	—%	—%

The significant components of the Company’s deferred tax assets and liabilities were comprised of the following at June 30, 2013 and 2012:

(In thousands)	Year ended June 30,
	2013	2012
Net operating loss carry-forwards	$48,373	$40,026
Intangible asset basis difference	—	1,216
Accrued vacation	—	44
Stock compensation expense	990	3,057
Research and development credits	3,710	3,364
Property, plant and equipment	—	794
Other, net	84	82
Liability for unrecognized tax benefits	(726)	(666)
Total net deferred tax assets before valuation allowance	52,431	47,917
Less valuation allowance	(52,431)	(47,917)
Net deferred tax assets	$—	$—

Due to losses incurred, the Company has determined that it is not more likely than not that the Company’s deferred tax assets will be realized. Accordingly, a valuation allowance has been established for the full amount of the Company’s deferred tax assets. The valuation allowance increased $4,515,000, $11,597,000 and $15,412,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

At June 30, 2013 the Company had total federal and state tax net operating loss (“NOL”) carry-forwards of approximately $147,177,000, of which $17,491,000 is attributable to excess tax benefits for which no deferred tax asset has been established. If not utilized, the federal NOL carry-forwards will expire beginning in 2030 through 2033, and the state NOL carry-forwards will expire beginning in 2025 through 2028. The Company had approximately $3,006,000 of federal research tax credit carry-forwards, which can be carried forward to reduce federal income taxes. If not utilized, the federal research credits will expire beginning in 2030 through 2033. Additionally, the Company had approximately $1,066,000 of Utah research tax credit carry-forwards, which can be carried forward to reduce Utah income taxes. If not utilized, the Utah research tax credit carry-forwards will expire beginning in 2024 through 2027. Pursuant to Sections 382 and 383 of the Internal Revenue Code, with which Utah complies, the Company’s use of the carry-forward tax benefits may be limited in any given year as a result of certain changes in the Company’s ownership, including significant increases in ownership by the Company’s 5-percent shareholders. While the Company believes that its carry-forward tax benefits as of June 30, 2013 are not limited under Sections 382 and 383, significant changes in ownership in the future may limit such usage. In March, 2012, in an effort to protect the use of its carry-forward tax benefits, the Company adopted a Tax Benefits Preservation Rights Plan that discourages significant changes in ownership of the Company’s stock that might limit the use of our carry-forward tax benefits.

In order to preserve the tax treatment of the Company’s NOLs and other tax benefits, on April 26, 2013, at the Company’s 2012 Annual Meeting of shareholders, the shareholders approved an amendment to the Company’s Certificate of Incorporation (the “Protective Amendment”) designed to prevent certain transfers of the Company’s Common Stock that could result in an ownership change under Section 382 and, therefore, materially inhibit the Company’s ability to use its NOLs and other tax attributes to reduce its future income tax liability. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfer of the Company’s common stock if the effect would be to increase the direct or indirect ownership of any Person (as defined in the Certificate of Amendment) from less than 4.75% to 4.75% or more of the Company’s common stock, or increase the ownership percentage of a Person owning or deemed to own 4.75% or more of the Company’s common stock.  Any direct or indirect transfer attempted in violation of this restriction would be void as of the date of the prohibited transfer as to the purported transferee.  The Protective Amendment permits the Company’s Board of Directors to approve transfers of the Company’s common stock that would otherwise violate the transfer restrictions in the Protective Amendment if it determines that the approval is in the best interests of the Company.

On January 22, 2013, the Board of Directors of the Company declared a special cash distribution to shareholders in the amount of $2.86 per share. The special cash distribution was paid to shareholders of record at the close of business on Monday, February 4, 2013. The cash distribution, totaling $78.6 million, was paid on February 15, 2013. Due to the fact that the Company has no current or accumulated earnings and profits, the cash distribution represents a return of capital to the shareholders.

The Company has adopted the provisions of ASC Topic 740 Subtopic 10 Section 05, which addresses the accounting for uncertainty in tax positions. The guidance requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2013	2012	2011
Unrecognized tax benefits at beginning of year	$666	$541	$90
Gross increases—current year tax positions	60	125	451
Unrecognized tax benefits at end of year	$726	$666	$541

Approximately $726,000 of the total unrecognized tax benefits as of June 30, 2013, if recognized, would affect the effective tax rate. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

The Company files U.S. and various state income tax returns. The 2009, 2010, and 2011 tax years remain subject to examination by the respective tax authorities. The Company’s federal tax return and state tax returns are not currently under examination. Annual tax provisions include amounts considered necessary to pay assessments that may result from examination of the Company’s tax returns. However, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.

(7)	Employee Deferred Savings Plan

During fiscal years 2013, 2012 and 2011, Myrexis employees participated in a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Myrexis employees were covered by the plan. Myrexis made matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation. Myrexis contributions to the plan were $4,000, $166,000, and $368,000, which are included in research and development expenses and $19,000, $70,000 and $94,000, which are included in general and administrative expenses for the three years ended June 30, 2013, 2012 and 2011, respectively, in the accompanying statements of operations and comprehensive loss..

(8)	NOL Rights Agreement

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

(9)	Commitments and Contingencies

Our former parent Myriad Genetics had entered into a license agreement (the “License Agreement”) for exclusive rights to utilize certain intellectual property rights related to the drug candidate Azixa with Maxim Pharmaceuticals, Inc. and Cytovia, Inc. All licensed rights of Maxim and Cytovia were subsequently acquired by EpiCept Corporation, and Maxim, Cytovia and EpiCept are collectively referred to herein as EpiCept. Pursuant to the separation agreement with MGI, Myrexis assumed all rights and obligations under the License Agreement.

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

(10)	Other Income

Other income was $0.4 million, $0.6 million and $1.7 million for the years ended June 30, 2013, 2012 and 2011, respectively. Other income in the year ended June 30, 2013 includes $78,000 interest income and $292,000 in gains on the sale of equipment. Other income in the year ended June 30, 2012 includes interest income, realized gains on Myrexis’ marketable securities and $0.3 million in gains on the sale of equipment. Other income in the year ended June 30, 2011 includes a one-time $1.2 million grant received in November 2010 as a part of the qualifying therapeutic discovery project under section 48D of the Internal Revenue Code, interest income and realized gains on Myrexis’s marketable securities.

(11)	Reorganization

On November 18, 2011, Myrexis announced a corporate reorganization reducing the Company’s workforce by 20%. In connection with this announcement, the Company recorded severance costs of approximately $0.6 million. These expenses are reflected in the statement of operations and comprehensive loss, including $50,000 in general and administrative and $550,000 in research and development for the year ended June 30, 2012.

On March 1, 2012, Myrexis announced an alignment of the Company’s resources following the February 2012 announcement to suspend development activities of all its preclinical and clinical programs. The alignment included a phased reduction in the Company’s workforce. In connection with the resource alignment, the Company recorded severance costs of approximately $3.6 million in the year ended June 30, 2012. Of this amount, $2.5 million was paid during the year ended June 30, 2012, and $1.1 million was accrued and paid in 2013. These expenses are reflected in the statement of operations and comprehensive loss, including $1.0 million in general and administrative and $2.6 million in research and development for the year ended June 30, 2012.

In addition in 2012, Myrexis recorded severance expenses of $0.7 million related to the departure of certain executives. These expenses are reflected in the statement of operations and comprehensive loss in general and administrative for the year ended June 30, 2012.

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

In conjunction with the March 2012 reorganization, the Company determined that there were indicators of impairment of certain fixed assets, based on quoted market prices, and evaluated whether the carrying value of assets with impairment indicators is recoverable. Impairment charges of $281,000 were recorded in the year ended June 30, 2012, in conjunction with the March 2012 reorganization. During the year ended June 30, 2013, management reviewed the carrying value of certain fixed assets and recorded an additional $20,000 of impairment loss. These impairment charges are reflected in general and administrative expenses in the statement of operations and comprehensive loss.

In 2012, the Company’s management committed to a plan to sell the Company’s laboratory equipment. Equipment categorized as equipment held for sale on the balance sheet at June 30, 2012 totaled $974,000. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. For the year ended June 30, 2013, the Company sold assets with a net book value of $1.2 million, recognizing a net gain of $292,000. This gain is in other income in the statements of operation and comprehensive loss.

In connection with the wind down of the Company’s operations, and the pursuit of other strategic alternatives, the Company recorded and paid $0.8 million in severance costs for the year ended June 30, 2013. These expenses, which are reflected in the statements of operations and comprehensive loss, include $763,000 in general and administrative and $16,000 in research and development for the year ended June 30, 2013. For the year ended June 30, 2012, the Company recorded severance costs of approximately $3.6 million. These expenses are reflected in the statements of operations and comprehensive loss, include $1.0 million in general and administrative and $2.6 million in research and development.

(12)	Related Party Transaction

On February 27, 2013, Xstelos Corp., a wholly owned subsidiary of Xstelos Holdings, Inc. (“Xstelos Corp.”) and Myrexis entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to terms of such stock purchase agreement, Myrexis agreed to issue and sell to Xstelos Corp. 7,000,000 shares of Myrexis’s common stock, representing approximately 20% of all outstanding Myrexis common stock after giving effect to such sale (the “Sale”). The shares were sold for an aggregate purchase price of approximately $250,000. Xstelos Corp. also agreed to provide to Myrexis services pursuant to the terms of an Intercompany Services Agreement (described below) as well as consent to Mr. Couchman serving as Myrexis’s Chief Financial Officer. Steven D. Scheiwe, a member of the Xstelos Board of Directors, serves on the Board of Directors of Myrexis.

In connection with the Sale, Myrexis entered into a letter agreement (the “Letter Agreement”) dated February 27, 2013 with Xstelos Corp. pursuant to which Myrexis granted to Xstelos Corp. an exemption under Section 29 of Myrexis’s Tax Benefits Shareholder Rights Agreement, embodying a shareholder rights plan adopted on March 29, 2012 to protect the use of Myrexis’s net operating losses and certain other tax attributes. Under the exemption, Xstelos Corp. must not at any time represent more than the lesser of (i) 30% of Myrexis‘s outstanding common stock and (ii) the maximum percentage ownership of Myrexis’s outstanding common stock from time to time such that an ownership change would not have occurred for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder.

On February 27, 2013, Xstelos Corp. and Myrexis entered into an Intercompany Services Agreement. Pursuant to the Intercompany Services Agreement, Xstelos Corp. agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000. The Intercompany Services Agreement will terminate upon 30 days written notice given to the other party. $6,250 in fees were accrued or paid for the year ended June 30, 2013.

(13) Quarterly Financial Data (Unaudited)

	Quarter Ended
In thousands	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Research revenue	$—	$—	$—	$—
Total revenue	—	—	—	—
Costs and expenses:
Research and development expense	(4)	61	117	291
General and administrative expense	157	3,150	4,734	3,485
Total costs and expenses	153	3,211	4,851	3,776
Operating loss	(153)	(3,211)	(4,851)	(3,776)
Other income (expense), net	1	(27)	41	355
Net loss	$(152)	$(3,238)	$(4,810)	$(3,421)

	Quarter Ended
	June 30, 2012	March 31, 2012(1)	December 31, 2011	September 30, 2011
Research revenue	$—	$—	$—	$—
Total revenue	—	—	—	—
Costs and expenses:
Research and development expense	558	5,603	3,769	4,300
General and administrative expense	4,129	5,216	3,841	4,385
Total costs and expenses	4,687	10,819	7,610	8,685
Operating loss	(4,687)	(10,819)	(7,610)	(8,685)
Other income, net	266	127	100	99
Net loss	$(4,421)	$(10,692)	$(7,510)	$(8,586)

(1)	Includes one-time severance costs related to corporate reorganizations of $3.6 million for the period ending March 31, 2012.
F-21

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
2.1	Separation and Distribution Agreement, dated June 30, 2009, by and between the Registrant and Myriad Genetics, Inc.		8-K (Exhibit 2.1)	7/7/09	001-34275

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K (Exhibit 3.1)	9/13/10	001-34275

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock		10-K (Exhibit 3.1.1)	9/13/10	001-34275

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant		10-K (Exhibit 3.1.2)	9/13/10	001-34275

3.1.3	Amended Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock		8-K (Exhibit 3.1)	3/30/12	001-34275

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	9/13/10	001-34275

3.2	Amended and Restated Bylaws of the Registrant		10-K (Exhibit 3.2)	9/13/10	001-34275

4.1	Form of Common Stock Certificate of the Registrant		10-K (Exhibit 4.1)	9/13/12	001-34275

4.2	Shareholder Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC, dated June 30, 2009, which includes as Exhibit B the form of Right Certificate		8-A (Exhibit 4.1)	6/30/09	001-34275

4.2.1	First Amendment, dated March 29, 2012, to Shareholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated June 30, 2009		8-K (Exhibit 4.1)	3/30/12	001-34275

4.3	Tax Benefits Preservation Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated March 29, 2012, which includes as Exhibit B the Form of Right Certificate		8-K (Exhibit 4.2)	3/30/12	001-34275

Agreements with Executive Officers and Directors

*10.9	Separation Agreement by and between the Registrant and Adrian N. Hobden, dated July 21, 2011		8-K (Exhibit 10.1)	7/22/11	001-34275

*10.10	Offer Letter by and between the Registrant and Robert J. Lollini, dated September 9, 2011		8-K (Exhibit 10.1)	9/12/11	001-34275

*10.11	First Amendment, dated September 9, 2011, to Executive Severance and Change in Control Agreement by and between the Registrant and Robert J. Lollini, dated February 1, 2010		8-K (Exhibit 10.2)	9/12/11	001-34275

*10.12	Offer Letter by and between the Registrant and Andrea Kendell, dated September 22, 2011		8-K/A (Exhibit 10.1)	9/28/11	001-34275

*10.13	Executive Severance and Change in Control Agreement by and between the Registrant and Andrea Kendell, dated September 22, 2011		8-K/A (Exhibit 10.2)	9/28/11	001-34275

2

10.14	Agreement by and between the Registrant and Jason M. Aryeh, dated October 18, 2011		8-K (Exhibit 10.2)	10/21/11	001-34275

*10.15	Separation Agreement by and between the Registrant and Wayne Laslie, dated December 13, 2011		8-K (Exhibit 10.1)	12/14/11	001-34275

*10.16	Separation and Consulting Agreement by and between the Registrant and Robert J. Lollini, dated May 11, 2012		8-K (Exhibit 10.1)	5/11/12	001-34275

*10.17	Employment Agreement by and between the Registrant and Richard B. Brewer, dated May 9, 2012		8-K (Exhibit 10.2)	5/11/12	001-34275

*10.18	Employment Agreement by and between the Registrant and David W. Gryska, dated May 9, 2012		8-K (Exhibit 10.3)	5/11/12	001-34275

Other Material Agreements

10.21	Agreement by and among the Registrant and MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC, and MSMB Capital Management LLC, dated October 18, 2011		8-K (Exhibit 10.1)	10/21/11	001-34275

10.22	Letter Agreement by and between the Registrant and Martin Shkreli, dated October 18, 2011		8-K (Exhibit 10.3)	10/21/11	001-34275

10.23	Letter Agreement by and among the Registrant, Bulldog Investors, and Brooklyn Capital Management LLC, dated August 6, 2012		8-K (Exhibit 10.1)	8/10/12	001-34275

10.24	Letter Agreement by and among the Registrant, MSMB Healthcare LP, MSMB Healthcare Investors LLC, MSMB Healthcare Management LLC and MSMB Capital Management LLC, dated August 8, 2012		8-K (Exhibit 10.2)	8/10/12	001-34275

10.25	Letter Agreement by and between the Registrant and Martin Shkreli, dated August 8, 2012		8-K (Exhibit 10.3)	8/10/12	001-34275

10.26	Settlement Agreement, dated December 20, 2012, between and among Alzheimer’s Institute of America, Inc., and the Registrant, Myriad Genetics, Inc., Myriad Therapeutics, Inc., Mayo Clinic Jacksonville and Mayo Foundation for Medical Education and Research.		10-Q (Exhibit 10.2)	2/08/13	001-34275

10.27	Stock Purchase Agreement by and between the Registrant and Xstelos Corp., dated February 27, 2013		10-Q (Exhibit 10.1)	5/10/13	001-34275

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002	X

101**	The following materials from Myrexis, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements	X

*	Management contract, compensatory plan or arrangement.
†	Confidential portions of these documents have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

3