Form 10-K/A
period 2013-06-30
Myrexis, Inc.
filed 2013-07-26
CIK 1459450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34275
_______________________________________
MYREXIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3996918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Xstelos Holdings, Inc. 630 Fifth Avenue, Suite 2260 New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 214-7800

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None.	None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.01 Par Value Per Share Preferred Share Purchase Rights (Title of class) __________________________

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
_______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Myrexis, Inc. (the “Registrant” or the “Company”) for the year ended June 30, 2013 as filed on July 17, 2013 (the “Original Form 10-K”) is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

THE BOARD OF DIRECTORS

Our Restated Certificate of Incorporation, as amended, and Restated By-Laws (the “Bylaws”) provide that our business is to be managed by or under the direction of our Board of Directors.  Our Board of Directors is divided into three classes for purposes of election.  One class is typically elected at each annual meeting of stockholders to serve for a three-year term.  However, since stockholders had not had an opportunity to elect any of our current directors, each director was up for election at the 2012 annual meeting of stockholders (the “2012 Annual Meeting”), regardless of the class in which they served.  Our Board of Directors currently consists of three members, classified into three classes as follows: (1) Steven D. Scheiwe constitutes the Class I director with a term ending at the 2013 annual meeting of stockholders; (2) Jonathan M. Couchman constitutes the Class II director with a term ending at the 2014 annual meeting of stockholders; and (3) Michael C. Pearce constitutes the Class III director with a term ending at the 2015 annual meeting of stockholders.

Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years.

Name	Age	Position with the Company
Jonathan M. Couchman	44	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Michael C. Pearce	51	Director
Steven D. Scheiwe	52	Director
_____________________

In addition to the information presented below regarding each of our director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards.  They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to the Company and the Board.

Jonathan M. Couchman was appointed to the Board and as its Chairman and as Chief Executive Officer of the Company on January 22, 2013 and as Chief Financial Officer of the Company on March 1, 2013.  Mr. Couchman currently also serves as Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of Xstelos Holdings, Inc. (OTCQB: XTLS), a significant stockholder of the Company, and has served in such capacity since January 23, 2012.  Previously, Mr. Couchman served as Chairman of the Board, beginning in February 2006, President and Chief Executive Officer, beginning in January 2009, and Chief Financial Officer, beginning August 2009, of Footstar, Inc. until January 2012.  Mr. Couchman also previously served as a director of Golf Trust of America, now known as Pernix Therapeutics.  Prior to that time he was a private investor and investment manager.  He holds a Bachelor of Science in Finance from the California State University at Chico.  Mr. Couchman’s extensive investment experience, including his M&A experience, gives him strong insight into the challenges and issues facing the Company.

Michael C. Pearce was appointed to the Board on February 13, 2013.  Mr. Pearce has served as Chairman of Pernix Therapeutics Holdings (Nasdaq: PTX), a profitable specialty pharmaceutical company focused on the pediatric marketplace, since March 2010.  Additionally, he has been a principal in Relevant Therapeutics LLC, since November 2011, and is majority shareholder of Hatteras Equity, an active acquirer of distressed real estate assets in coastal North Carolina. From 2007 until 2010, he led a repositioning of Golf Trust of America, Inc (NYSE Amex: GTA) while serving in the capacity of Chairman and Chief Executive Officer. Over the course of twenty-five years, Mr. Pearce was employed in various technology industry management positions. From late 1999-2001, he served as Chief Executive Officer of iEntertainment Network during a corporate restructuring and recapitalization. From 1996-1998, he was Senior Vice President of Sales and Marketing for VocalTec Communications, predecessor corporation to magicJack VocalTec Ltd (Nasdaq: CALL), later returning in a consulting capacity to its chairman on matters pertaining to business development, strategic alternatives, and mergers and acquisitions. From 1983-1996, he was employed as Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel Corporation; and National Sales Manager at Hyundai Electronics America.  He has served on the board of directors of several publicly-traded and privately-held companies, including Swiss Precision Corporation, Reliability Corporation, and Spatializer Audio Labs, Inc.  Mr. Pearce’s extensive management, strategic planning and business development experience, together with his public company board experience makes him well qualified to serve on the Board.

Steven D. Scheiwe was appointed to the Board on February 13, 2013.  Mr. Scheiwe has been the President of Ontrac Advisors, Inc., an analysis and business management services provider to public and private entities, since 2001.  Mr. Scheiwe has been a director of Hancock Fabrics, Inc., a fabric retailer, since August 2008 and its Non-executive chairman since August 2009, and is a member of its audit, management review and compensation and nominating and corporate governance committees. He is also a director and member of the audit and compensation committees of FiberTower Corporation, a wireless backhaul services provider, and has held those positions since 2006; currently a director and member of the audit and the nominating and corporate governance committees of Primus Telecommunications Group, Inc., an integrated facilities-based communications services provider (“Primus”), which positions he has held since August 2010, and previously served as a member of Primus’ compensation committee; and also serves as a director and member of the audit and compensation committees for Washington Mutual Inc. Holding Corp (“WMIHC”) and a director of Xstelos Holdings, Inc.  Mr. Scheiwe also formerly served as a director of Movie Gallery, Inc., Zemex Minerals Group, Inc., American Restaurant Group, Inc., Friedman’s, Inc., Footstar, Inc. and General Chemical Industrial Products, Inc.  Mr. Scheiwe has extensive business management experience with both public and private companies. Mr. Scheiwe also has served on the boards of several additional organizations of varying sizes.  Mr. Scheiwe has extensive business management experience with both public and private companies. Mr. Scheiwe also has served on the boards of several organizations of varying sizes.  His business management experience and experience serving on various audit, nominating and corporate governance and compensation committees makes him well qualified to serve on the Board.

Committees of the Board of Directors

The Board has established the following committees and designated the chairman of each committee as follows:

Audit Committee:	Michael C. Pearce and Steven D. Scheiwe (Chair)

Compensation Committee:	Michael C. Pearce (Chair) and Steven D. Scheiwe

Nominating and Corporate Governance Committee:	Michael C. Pearce (Chair) and Steven D. Scheiwe

A copy of the written charter for each committee is publicly available on the “Investors—Corporate Governance” section of our website at www.myrexis.com.

Audit Committee Financial Expert

The Board has determined that Mr. Scheiwe qualifies as an “audit committee financial expert,” within the meaning of SEC rules.

Stockholder Nominees

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Jonathan M. Couchman	44	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Jonathan M. Couchman — Please see Mr. Couchman’s biography above under “The Board of Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except for (i) a Form 4 reporting the July 2, 2012 stock option and restricted stock unit awards to Andrea Kendell that was filed on July 19, 2012 and (ii) a Form 4 reporting the January 18, 2013 exercise of certain stock options held by John T. Henderson that was filed on January 25, 2013.

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

COMPENSATION DISCUSSION AND ANALYSIS

We became an independent, publicly traded biopharmaceutical company on June 30, 2009, the last day of our 2009 fiscal year, as a result of our separation and spin-off from our former parent company Myriad Genetics, Inc. This Compensation Discussion and Analysis discusses the compensation of our named executive officers for fiscal year 2013, our most recently completed fiscal year.

At our 2012 annual meeting, our stockholders cast their votes in support of the Board of Directors’ recommendations on the advisory vote regarding the compensation of our named executive officers. Based on the favorable response we received from our stockholders on this advisory vote, there were no changes made to our compensation policies and decisions as a result of this vote.

Fiscal Year 2013 Named Executive Officers

Our named executive officers for the fiscal year ended June 30, 2013 were:

•	Jonathan M. Couchman, our President, Chief Executive Officer (January 22, 2013 – present) and Chief Financial Officer (March 1, 2013 – present).

•	David W. Gryska, our former Acting President and Chief Executive Officer (August 15, 2012 – December 24, 2012) and Chief Operating Officer (May 11, 2012 – August 15, 2012).

•	Richard B. Brewer, our former President and Chief Executive Officer (May 11, 2012 – August 15, 2012).

•	Andrea Kendell, our former Chief Financial Officer (September 6, 2011 – February 28, 2013).

Executive Summary of Fiscal Year 2013 Company Events and Management Changes

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

 On January 22, 2013, the Board unanimously determined to cancel the Special Meeting. The Board of Directors decided, after extensive and careful consideration of strategic alternatives, to abandon the proposed Plan of Dissolution and instead, the Board of Directors declared a special cash distribution to shareholders of record at the close of business on February 4, 2013 in the amount of $2.86 per share (the “Dividend”).  The Dividend was paid on February 15, 2013, and the Company’s common stock began trading ex-dividend on Tuesday, February 19, 2013.

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

On February 13, 2013, Steven Scheiwe and Michael Pearce were appointed to the Board of Directors.

On February 28, 2013, Andrea Kendell’s employment as CFO terminated voluntarily and on March 1, 2013, Mr. Couchman was appointed CFO of Myrexis.

On April 26, 2013, at the 2012 Annual Meeting, stockholders of the Company elected Steven D. Scheiwe as a Class I director for a term ending at the 2013 annual meeting of stockholders, Jonathan M. Couchman as a Class II director for a term ending at the 2014 annual meeting of stockholders and Michael C. Pearce as a Class III director for a term ending at the 2015 annual meeting of stockholders.

As of June 30, 2013, Mr. Couchman was the Company’s sole officer and employee.

Detailed Discussion and Analysis

Objectives and Elements of Our Compensation Program

Following our separation and spin-off from Myriad Genetics, our Compensation Committee established the objectives of our compensation programs and implemented plans, policies, and practices to achieve these objectives, and since that time, subject to recent developments and personnel changes, we have been continuously engaged in reviewing and revising our executive compensation policies and practices in light of the changing economic environment, our evolution as an independent company, and, in particular with respect to fiscal year 2013, corporate developments and changes in the composition of our leadership, while striving to achieve the following objectives:

•	attract and retain the best possible executive talent,

•	motivate our executive officers,

•	reward executive officers for their contribution to achieving our objectives through the recognition of individual leadership, initiatives, achievements and other contributions, and

•	increase long-term shareholder value.

The compensation program for our executive officers has historically consisted principally of a combination of base salary, a cash bonus payable under an annual management performance program, and long-term compensation in the form of stock options and restricted stock unit awards designed to be competitive with those of comparable companies and to align executive performance with the long-term interests of our stockholders. In addition, to motivate Andrea Kendell to stay with us during periods of uncertainty and to keep her focused on the Company’s interests, the Company entered into an Executive Severance and Consulting Agreement with Ms. Kendell, dated January 22, 2013, and approved modifications of certain equity awards held by her in order to incentivize her to continue her services with the Company following the Dividend.

We also had an Employee Stock Purchase Plan that provides all of our eligible employees, including our executive officers, with an opportunity to purchase our common stock semi-annually at a purchase price equal to 85% of the reported last sale price of our common stock on either the first or last day of each offering period, whichever is less, and we provided various benefit programs to all of our employees, including health and dental insurance, life and disability insurance, and a 401(k) plan where the Company makes matching contributions of 50% of each employee’s contribution with the employer’s contribution not to exceed 4% of the employee’s compensation.

While certain of these elements, including base salary and equity awards, were used in fiscal year 2013 to compensate certain of our named executive officers, due to the several management changes that we experienced during the fiscal year resulting in termination-based compensation arrangements for some named executive officers and modified compensation arrangements for other named executive officers, the following discussion analyzes the compensation of each named executive officer individually.

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

Fiscal Year 2013 Compensation of Named Executive Officers

Jonathan M. Couchman, President, Chief Executive Officer (January 22, 2013 – present) and Chief Financial Officer (March 1, 2013 – present)

In connection with Mr. Couchman’s appointment as President and Chief Executive Officer, we entered into an employment agreement with Mr. Couchman on January 22, 2013, providing for an initial term of one year subject to automatic one year renewals unless either party provides at least 90 days written notice to the other party that such automatic renewal will not occur.  Pursuant to his employment agreement, Mr. Couchman is entitled to be paid a salary at the annual rate of $1.  Mr. Couchman will be eligible to participate in the Company’s employee and insurance programs generally made available to the Company’s executive employees in accordance with and subject to the terms set forth therein.  Among other things, the employment agreement provides for Mr. Couchman to consider the acquisition of revenue or income producing assets, as well as related financings with respect thereto.

The Board believes that the amount of ownership of the Company’s common stock by Xstelos Corp. significantly aligns Mr. Couchman’s interests with those of the Company’s stockholders.  Mr. Couchman is an officer, director and significant stockholder of Xstelos Holdings, Inc. the parent corporation of Xstelos Corp.

David W. Gryska, former Acting President and Chief Executive Officer (August 15, 2012 – December 24, 2012) and Chief Operating Officer (May 11, 2012 – August 15, 2012)

In connection with Mr. Gryska’s appointment as Chief Operating Officer, we entered into an employment agreement with Mr. Gryska, effective May 11, 2012, pursuant to which Mr. Gryska was employed on an at-will basis with no specified term of employment.

Pursuant to Mr. Gryska’s employment agreement, his initial base salary was $400,000 per year.  As incentive compensation to align his interests with those of our stockholders, on May 11, 2012, Mr. Gryska was granted restricted stock units (“RSUs”) under our 2009 Employee, Director and Consultant Equity Incentive Plan (the “Equity Incentive Plan”), representing a contingent entitlement to receive 1,069,615 shares of our common stock, representing 4% of our outstanding shares of common stock as of May 11, 2012, pursuant to a Restricted Stock Unit Award Agreement (the “Gryska RSU Agreement”). Pursuant to the terms of the Gryska RSU Agreement, provided Myrexis had completed an acquisition of another company or business whether by merger, reverse merger, combination, acquisition of all or substantially all of a company’s assets, purchase of securities or similar transaction (an “Acquisition”) on or before May 11, 2013, which date could have been extended for up to two 90-day extensions in the sole discretion of the Board if it believed significant progress had been made toward achieving an Acquisition, the shares underlying the RSUs would commence vesting as described below after an Acquisition and upon the achievement of certain performance-based criteria.

As no Acquisition occurred prior to Mr. Gryska’s resignation effective December 24, 2012, the Gryska RSU Agreement was terminated with no shares of common stock issued.

In addition, the Board agreed to increase Mr. Gryska’s salary, subject to and following achievement of the First Price Increase, if necessary, to such amount that equaled the 75th percentile of the base salaries paid to the second highest level executive officer in Myrexis’ then applicable peer group, and to establish an annual performance-based bonus plan that would have allowed for Mr. Gryska to earn a bonus with a target payment to be calculated based on a percentage of salary that was considered to be appropriate for his position in relation to companies in Myrexis’ then applicable peer group. Following the establishment of such bonus plan, payments pursuant thereto would have been made based on achievement of performance objectives as determined by the Board of Directors.  As no Acquisition, and therefore no First Price Increase, occurred prior to Mr. Gryska’s resignation, there was no salary adjustment or bonus plan established during fiscal year 2013 for Mr. Gryska.

Mr. Gryska’s employment agreement also contained confidentiality, non-competition, and non-solicitation provisions effective during the term of employment and for certain specified periods thereafter.

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

Pursuant to Mr. Brewer’s employment agreement, his initial base salary was $575,000 per year. As incentive compensation to align his interests with those of our stockholders, on May 11, 2012, Mr. Brewer was granted RSUs under our Equity Incentive Plan, representing a contingent entitlement to receive 1,069,615 shares of our common stock, representing 4% of our outstanding shares of common stock as of May 11, 2012, pursuant to a Restricted Stock Unit Award Agreement (the “Brewer RSU Agreement”). Pursuant to the terms of the Brewer RSU Agreement, provided Myrexis had completed an Acquisition on or before May 11, 2013, which date could have been extended for up to two 90-day extensions in the sole discretion of the Board of Directors if it believed significant progress had been made toward achieving an Acquisition, the shares underlying the RSUs would commence vesting as described below after an Acquisition and upon the achievement of certain performance-based criteria.

As no Acquisition occurred prior to Mr. Brewer’s death on August 15, 2012, the Brewer RSU Agreement was terminated with no shares of common stock issued.

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

Andrea Kendell, former Chief Financial Officer (September 6, 2011 – February 28, 2013)

Fiscal Year 2013 Compensation of Ms. Kendell as Chief Financial Officer

Prior to Ms. Kendell’s appointment as our Chief Financial Officer on September 6, 2011, Ms. Kendell served as our Vice President, Finance and Human Resources. In connection with Ms. Kendell’s appointment as Chief Financial Officer, we entered into an offer letter with Ms. Kendell, dated September 22, 2011, which provided for compensation arrangements for Ms. Kendell’s service as Chief Financial Officer as set forth therein.  Effective July 2, 2012, the Compensation Committee approved the following adjustments to Ms. Kendell’s compensation:

•	Base Salary: Effective July 2, 2012, Ms. Kendell’s annual base salary was increased from $255,000 to $280,000.

•	Annual Target Bonus: For fiscal year 2013 performance, Ms. Kendell’s annual target bonus percentage was increased from 35% to 40% of her base salary.

•
Equity Grants: On July 2, 2012, Ms. Kendell was granted (i) a stock option to purchase up to 60,000 shares of common stock under our Equity Incentive Plan at an exercise price of $2.65 per share, which was equal to the closing price of the common stock on the date of grant, which vests with respect to 10,000 of the shares on the last day of each calendar quarter beginning on September 30, 2012 through November 1, 2013, and with respect to the final 10,000 shares on November 1, 2013, and (ii) 20,000 restricted stock units representing contingent rights to receive shares of our common stock, which vests in full on November 1, 2013, provided Ms. Kendell is employed by the Company on such date.

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

Subsequent adjustments to Ms. Kendell’s Compensation

In connection with the Dividend, based on the recommendation of the Compensation Committee, the Company entered into an Executive Severance and Consulting Agreement with Andrea Kendell, the Company’s Chief Financial Officer, dated January 22, 2013, in order to incentivize her to continue her services with the Company following the Dividend and the Board approved modifications of certain equity awards held by Ms. Kendell, the material terms of which are summarized below.

Treatment of Equity Awards

Restricted Stock Units: The following restricted stock units (“RSUs”) vested effective as of February 1, 2013:

•	20,000 RSUs granted on July 2, 2012 scheduled to vest on November 1, 2013; and

•	4,310 RSUs granted on September 24, 2010 scheduled to vest as to 2,155 shares on each of September 25, 2013 and September 25, 2014.

Stock Options: The stock options set forth below converted into RSUs two (2) days prior to February 4, 2013 into such number of RSUs that equals the quotient of (A) the aggregate intrinsic value (as defined below) of such options divided by (B) the Fair Market Value (as defined in the 2009 Plan) of the Common Stock on the date of issuance of the RSUs, which RSUs shall vest effective on the opening of business on the business day prior to February 4, 2013.  For each option the intrinsic value per share shall be calculated by subtracting the exercise price of such option from the estimated special cash dividend per share (provided that if the exercise price of such option is greater than such amount, then the intrinsic value of such option shall be $0).

•	60,000 options with an exercise price of $2.65 per share granted on July 2, 2012 which vest quarterly as to 10,000 shares through November 1, 2013; and

•	80,000 of the 160,000 options granted on September 22, 2011 with an exercise price of $2.75 per share, 40,000 of which are vested and 40,000 of which vest on September 22, 2013.

Severance and Post-Dividend Compensation

•	Ms. Kendell contined as the Company’s Chief Financial Officer on a full time basis compensated at an annual base salary of $280,000 through February 28, 2013 (the “Employment Term”).

•	Ms. Kendell’s employment with the Company terminated as of the end of the Employment Term and she received the following, conditioned upon her execution of a release of claims:

o
The payments and benefits currently due to her under her Executive Severance and Change in Control Agreement, dated September 22, 2011, in connection with a termination without “Cause” (as defined therein); and

o	The retention bonus payable to her under her Retention Bonus Agreement, entered into effective July 2, 2012.

•	From March 1, 2013 through June 30, 2013, Ms. Kendell was engaged as a consultant to the Company on a regular basis at a rate of $14,000 per month.

•	Beginning July 1, 2013, Ms. Kendell may be engaged as a consultant to the Company on an as-needed hourly basis at a rate of $175 per hour.

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

MEMBERS OF THE MYREXIS, INC. BOARD OF DIRECTORS:

Michael C. Pearce (Chair)
Steven D. Scheiwe

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended June 30, 2013, 2012 and 2011 to (1) Jonathan M. Couchman, our President, Chief Executive Officer and Chief Financial Officer, (2) David W. Gryska, our former Acting President and Chief Executive Officer and former Chief Operating Officer, who resigned effective December 24, 2012, (3) our former President and Chief Executive Officer, Richard B. Brewer, who died on August 15, 2012, and (4) Andrea Kendell, our former Chief Financial Officer, who resigned effective February 28, 2013.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Jonathan M. Couchman(1)
President, Chief Executive Officer and Chief Financial Officer	2013	1		0		0		0	0		1
David W. Gryska(3)
Former Acting President and Chief Executive Officer and former Chief Operating Officer	2013	209,230	(4)	0		0		0	16,899	(5)	226,129
Richard B. Brewer(6)
Former President and Chief Executive	2013	95,833	(7)	0		0		0	92	(9)	95,925
Officer	2012	54,597		0		(8)		0	0		54,597
Andrea Kendell(10)
Former Chief Financial	2013	197,292	(11)	212,000	(12)	94,132	(13)	0	390,697	(14)	894,121
Officer	2012	244,999	(15)	75,540	(16)	0		293,680	9,623	(17)	623,842

(1)
Mr. Couchman was appointed to the Board and as its Chairman and as President and Chief Executive Officer of the Company on January 22, 2013 and as Chief Financial Officer of the Company on March 1, 2013.

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

(3)
Mr. Gryska was appointed Chief Operating Officer, effective May 11, 2012, and Acting President and Chief Executive Officer, effective August 15, 2012, and he resigned from the Company, effective December 24, 2012.  Compensation data is disclosed for Mr. Gryska only for those years for which he was a named executive officer.

(4)	Represents salary earned at an annual base rate of $400,000 from July 1, 2012 – December 24, 2012.
(5)
Represents (i) a PTO payout of $8,847, (ii) $ 7,776 for matching contributions made under the Company’s 401(k) plan on behalf of Mr. Gryska and (iii) an aggregate of $276 for premiums paid by the Company with respect to term life insurance for the benefit of the executive officer.

(6)
Mr. Brewer served as our President and Chief Executive Officer from May 11, 2012 to August 15, 2012.  Compensation data is disclosed for Mr. Brewer only for those years for which he was a named executive officer.

(7)	Represents salary earned at an annual base rate of $575,000 from July 1, 2012 – August 15, 2012.
(8)
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

(9)	Represent premiums paid by the Company with respect to term life insurance for the benefit of the executive officer.
(10)
Ms. Kendell was appointed Chief Financial Officer on September 6, 2011 and resigned as Chief Financial Officer effective February 28, 2013. Compensation data is disclosed for Ms. Kendell only for those years for which she was a named executive officer.

(11)	Represents salary earned at an annual base rate of $280,000 from July 15, 2012 – February 28, 2013, and at an annual base rate of $255,000 from July 1, 2012 – July 14, 2012.
(12)
Represents a $112,000 bonus equal to 100% of her target bonus based on the payments and benefits due to her under her Executive Severance and Change in Control Agreement, dated September 22, 2011.  Additionally, Ms. Kendell received a retention bonus of $100,000 in connection with the termination of her employment with the Company at the end of the Employment Term as described in the Compensation Discussion and Analysis.

(13)
Includes 60,000 options with an exercise price of $2.65 per share granted to Ms. Kendell on July 2, 2012 that were to vest quarterly as to 10,000 shares through November 1, 2013, and 80,000 of the 160,000 options granted on September 22, 2011 with an exercise price of $2.75 per share, 40,000 of which are vested and 40,000 of which were to vest on September 22, 2013, that were converted into RSUs on February 1, 2013, into such number of RSUs that equaled the quotient of (A) the aggregate intrinsic value of such options divided by (B) the Fair Market Value (as defined in the 2009 Employee, Director and Consultant Stock Plan, as amended) of the common stock on the date of issuance of the RSUs.  For each option the intrinsic value per share was calculated by subtracting the exercise price of such option from the estimated special cash dividend per share (provided that if the exercise price of such option was greater than such amount, then the intrinsic value of such option was $0).

(14)
Represents (i) a severance payment of $280,000, (ii) PTO payout of $50,264, (iii) $3,389 for matching contributions made under the Company’s 401(k) plan on behalf of Ms. Kendell, (iv) $676 for the 2009 Employee Stock Purchase Plan and (v) an aggregate of $368 for premiums paid by the Company with respect to term life insurance for the benefit of the executive officer.

(15)	Represents salary earned at an annual base rate of $220,000 from July 1, 2011 – September 21, 2011, and at an annual base rate of $255,000 from September 22, 2011 – June 30, 2012.
(16)	Represents a $75,000 cash bonus for performance in fiscal year 2012, which was paid in the following fiscal year, as well as a holiday cash bonus of $540.
(17)
Represents (i) $6.28 per month for July 2011 through December 2011 and $5.53 per month for January 2012 through June 2012 of premiums paid by the Company with respect to term life insurance for the benefit of Ms. Kendell and (ii) $9,552 for matching contributions made under the Company’s 401(k) plan on behalf of Ms. Kendell.

2013 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards that we made during the fiscal year ended June 30, 2013 to the executive officers named in the Summary Compensation Table.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(1)
			Threshold (#)	Target (#)	Maximum (#)
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer	—	—	—	—	—	—	—	—	—
David W. Gryska Former Acting President and Chief Executive Officer and former Chief Operating Officer	—	—	—	—	—	—	—	—	—
Richard B. Brewer Former President and Chief Executive Officer	—	—	—	—	—	—	—	—	—
Andrea Kendell Former Chief	7/02/12	7/02/12	—	—	—	20,000(2)	—	—	53,000
Financial Officer	7/02/12	7/02/12	—	—	—		60,000	2.65	98,190

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

(2)	Represents a restricted stock unit award.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

The terms of our employment agreement, offer letter, and/or separation agreement, as applicable, with each of our named executive officers are described in the Compensation Discussion and Analysis.

Fiscal Year 2013 Performance Bonus Awards

Our only executive officer eligible to receive a bonus for fiscal year 2013 performance was Andrea Kendell, our Chief Financial Officer.  Although no formal objectives were established during fiscal year 2013 for purposes of evaluating Ms. Kendell’s performance, the Compensation Committee awarded Ms. Kendell a $112,000 bonus, representing 100% of her target bonus based on the payments and benefits due to her under her Executive Severance and Change in Control Agreement, dated September 22, 2011.  Additionally, Ms. Kendell received a retention bonus of $100,000 in connection with the termination of her employment with the Company at the end of the Employment Term as described in the Compensation Discussion and Analysis.

Outstanding Equity Awards at 2013 Fiscal Year-End

As of June 30, 2013, the last day of our fiscal year, there were no stock options or grants of unvested stock awards outstanding held by the executive officers named in the Summary Compensation Table.

 2013 Fiscal Year Option Exercises and Stock Vested

The following table shows information regarding the exercise of stock options and the vesting of stock awards held by each executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer	—	—	—		—
David W. Gryska Former Acting President and Chief Executive Officer and former Chief Operating Officer	—	—	—		—
Richard B. Brewer Former President and Chief Executive Officer	—	—	—		—
Andrea Kendell Chief Financial Officer	—	—	31,588	(2)	94,132

(1)	The value realized is calculated by multiplying the number of restricted stock units (“RSUs”) that vested by the closing price of our common stock on the date of vesting.

(2)
As discussed in “Compensation Discussion and Analysis—Detailed Discussion and Analysis—Fiscal Year 2013 Compensation of Named Executive Officers,” pursuant to the terms of Ms. Kendell’s Executive Severance and Consulting Agreement 20,000 RSUs granted on July 2, 2012 scheduled to vest on November 1, 2013 and 4,310 RSUs granted on September 24, 2010 scheduled to vest as to 2,155 shares on each of September 25, 2013 and September 25, 2014, vested effective February 1, 2013.  Additionally, 60,000 options with an exercise price of $2.65 per share granted to Ms. Kendell on July 2, 2012 that were to vest quarterly as to 10,000 shares through November 1, 2013, and 80,000 of the 160,000 options granted on September 22, 2011 with an exercise price of $2.75 per share, 40,000 of which are vested and 40,000 of which were to vest on September 22, 2013, were converted into RSUs on February 1, 2013, into such number of RSUs that equals the quotient of (A) the aggregate intrinsic value of such options divided by (B) the Fair Market Value (as defined in the 2009 Employee, Director and Consultant Stock Plan, as amended) of the Common Stock on the date of issuance of the RSUs, which RSUs vested effective on February 1, 2013.  For each option the intrinsic value per share was calculated by subtracting the exercise price of such option from the estimated special cash dividend per share (provided that if the exercise price of such option was greater than such amount, then the intrinsic value of such option was $0).

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Payments Upon Termination or Change in Control

As of June 30, 2013, there were no severance or change in control arrangements in place with any of our named executive officers.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended June 30, 2013 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Gerald P. Belle (1)	53,000	--	53,000
Jason M. Aryeh (1)	24,500	--	24,500
Robert Forrester (1)	37,000	--	37,000
John T. Henderson, M.D. (1)	32,000	--	32,000
Dennis H. Langer, M.D., J.D. (1)	37,500	--	37,500
Timothy R. Franson, M.D. (1)	27,000	--	27,000
Steven Scheiwe (2)	3,806	--	3,806
Michael Pearce (2)	3,806	--	3,806
_____________________

(1) Resigned as a director effective January 22, 2013.
(2) Appointed as a director effective February 13, 2013.

Director Compensation Policy

Each non-employee director receives a fee of $10,000 annually for their service.  Mr. Couchman, currently the only employee serving on the Board, has not received any separate compensation for his services as a director.

The Board may request that certain directors perform additional services, from time to time, on behalf of the Board and may compensate those directors in the manner that the Board deems appropriate.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the Board consists of Michael C. Pearce (Chair) and Steven D. Scheiwe.  Mr. Couchman, a member of the Board, is also an executive officer of the Company and participated in deliberations of the Board regarding executive compensation.  Mr. Couchman also serves as Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of Xstelos Holdings, Inc.  Please see also “Item 13 — Certain Relationships and Related Transactions, and Director Independence.”

Prior to their resignations from the Board effective January 22, 2013, the Compensation Committee of the Board consisted of three members, Dennis Langer (Chairman), Gerald Belle and Robert Forrester.  None of whom at any time had been an employee of ours.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of July 25, 2013 (except as otherwise indicated) for (a) the executive officers named in the Summary Compensation Table, (b) each of our director nominees, (c) all of our directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  We deem Common Stock that may be acquired by an individual or group within 60 days of July 12, 2013 pursuant to the exercise of options or the vesting of restricted stock units to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Percentage of ownership is based on 34,479,051 shares of Common Stock outstanding on July 12, 2013.

Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.  Unless otherwise indicated, the address for each director and executive officer listed is c/o Myrexis, Inc., c/o Xstelos Holdings, Inc., 630 Fifth Avenue, Suite 2260, New York, New York 10020.
	Shares of Common Stock Beneficially Owned
Beneficial Owner	Number	Percentage
Principal Stockholders:

Xstelos Holdings, Inc. (1)
630 Fifth Avenue, Suite 2260
New York, NY 10020	7,000,000	20.3%

Bulldog Investors (2)
Park 80 West, 250 Pehle Avenue, Suite 708
Saddle Brook, NJ 07663	2,634,889	7.6%

Executive Officers and Directors:
Jonathan M. Couchman	0	--
Michael C. Pearce	0	--
Steven D. Scheiwe	0	--
Andrea Kendell	29,628	*
David W. Gryska	0	--
Richard B. Brewer	0	--
All executive officers and directors as a group (6 persons)	29,628	*

_____________________

*	Represents beneficial ownership of less than 1% of the Common Stock outstanding.

(1)
This information is based on a Schedule 13D filed with the SEC on March 11, 2013 by Xstelos Holdings, Inc. and Xstelos Corp.  As of the close of business on March 1, 2013, Xstelos Corp. owned directly 7,000,000 shares of Common Stock.  Xstelos Corp. is a wholly owned subsidiary of Xstelos Holdings, Inc. and, as such, Xstelos Holdings, Inc. may be deemed to beneficially own the shares of Common Stock owned directly by Xstelos Corp.

(2)
This information is based on a Schedule 13G filed with the SEC on February 13, 2013 by Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos, reporting sole power to dispose of all 2,634,889 shares of Common Stock beneficially owned and shared power to vote certain of the shares of Common Stock beneficially owned.  Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of June 30, 2013.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	886,360	(2)	$3.73	(3)	886,360	(4)

Equity compensation plans not approved by security holders	—		—		—

Total	886,360	(2)	$3.73	(3)	886,360	(4)

(1)	These plans consist of our 2009 Employee, Director and Consultant Equity Incentive Plan (the “2009 Equity Incentive Plan”) and our 2009 Employee Stock Purchase Plan (the “2009 ESPP”).
(2)
Includes 886,360 shares of common stock to be issued upon the exercise of outstanding stock options under the 2009 Equity Incentive Plan, and 0 shares of common stock to be issued upon the vesting of restricted stock units granted under the 2009 Equity Incentive Plan as of June 30, 2013.

(3)	Weighted-average exercise price relates to outstanding stock options. Restricted stock units are deemed to have an exercise price of zero.
(4)
Represents shares of common stock available for future issuance under the 2009 Equity Incentive Plan and the 2009 ESPP as of June 30, 2013. The 2009 Equity Incentive Plan contains an “evergreen provision” which allows for an annual increase in the number of shares available for issuance under the plan on the first day of each of our fiscal years during the period beginning in fiscal year 2011 and ending on the second day of fiscal year 2019. The annual increase in the number of shares shall be equal to the lesser of (i) 2,400,000 shares; (ii) 5% of our outstanding shares on the first day of the fiscal year; and (iii) an amount determined by our Board of Directors.  The Board of Directors determined not to increase the number of shares reserved under the Equity Incentive Plan as of July 1, 2012. The 2009 ESPP also contains an evergreen provision which allows for an increase in the number of shares available for issuance under the plan on the first day of each fiscal year beginning with fiscal year 2011. The increase in the number of shares shall be equal to the lesser of (i) 500,000 shares; (ii) 2% of the shares of our common stock outstanding on the last day of the immediately preceding fiscal year; and (iii) an amount determined by our Board of Directors. The Board of Directors determined not to increase the number of shares reserved under the 2009 ESPP as of July 1, 2012.

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

On February 27, 2013, Xstelos and Myrexis entered into an Intercompany Services Agreement.  Pursuant to the Intercompany Services Agreement, Xstelos agreed to provide Myrexis with certain administrative, management, accounting and information services for one year in exchange for a fee of $25,000.  The Intercompany Services Agreement will terminate upon 30 days upon written notice given to the other party. $0 in fees were accrued for the year ended June 30, 2013.

Policy for Approval of Related Person Transactions

We have adopted a Policy on Related Person Transactions (the “Policy”) under which the Audit Committee reviews, approves or ratifies all related person transactions. Under our Policy, a related person transaction is one in which the Company is a participant, and the amount involved exceeds $120,000, and in which any of the following persons has or will have a direct or indirect material interest:

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

Under the Policy, the Audit Committee shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of the Company and its stockholders, taking into account all available facts and circumstances as the Audit Committee determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to the Company; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the Audit Committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

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

Director Independence

The Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly.  Based upon this review, our Board has determined that the following members of the Board are “independent directors”: Mr. Pearce and Mr. Scheiwe.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board has appointed EisnerAmper LLP (“Eisner Amper”), independent registered public accounting firm, to audit our financial statements for the fiscal year ending June 30, 2013.

On February 4, 2013, the Company was notified by its independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), that upon completion of Ernst & Young’s review of the Company’s unaudited interim condensed consolidated financial statements as of December 31, 2012 and for the three and six month periods ended December 31, 2012 and 2011, Ernst & Young would resign as the Company’s independent registered public accounting firm.  Such review was completed on February 8, 2013.

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

The Company requested Ernst & Young to furnish it a letter addressed to the SEC stating whether it agrees with the above statements.  A copy of that letter, dated February 8, 2013, was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013.

The Company’s sole director at the time accepted the resignation of Ernst & Young to be effective upon completion of Ernst & Young’s review of the Company’s unaudited interim condensed consolidated financial statements as of December 31, 2012 and for the three and six month periods ended December 31, 2012 and 2011.  Such review was completed on February 8, 2013.

On February 8, 2013, the Company engaged EisnerAmper as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending June 30, 2013.  The appointment of EisnerAmper was approved by the sole director of the Company at the time.

During the fiscal years ended June 30, 2012 and 2011 and through the interim period preceding the engagement of EisnerAmper, the Company (a) has not engaged EisnerAmper as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant was expected to express reliance in its report; and (b) has not consulted with EisnerAmper regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by EisnerAmper concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Accounting Fees and Services

2013

The following table presents fees for professional audit services rendered by EisnerAmper for the audit of the Company’s annual financial statements for the year ended June 30, 2013 and fees billed for other services rendered by EisnerAmper during that period.

2013 ($)
Audit fees: (1)	40,000
Audit related fees: (2)	0
Tax fees:	0
All other fees:	0
Total	40,000

__________________

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	We did not engage EisnerAmper to perform audit related services during fiscal year 2013.

2012

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the year ended June 30, 2012 and fees billed for other services rendered by Ernst & Young LLP during that period.

2012
Audit fees: (1)	$232,096
Audit related fees: (2)	—
Tax fees: (3)	22,900
All other fees: (4)	1,995
Total	$256,991

__________________

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

(2)	We did not engage Ernst & Young LLP to perform audit related services during fiscal year 2012.
(3)	Tax fees in fiscal 2012 consisted principally of assistance with matters related to a Section 382 study.
(4)	All other fees in fiscal year 2012 consisted principally of access fees to the Ernst & Young LLP on-line Global Accounting & Auditing Information Tool.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2013.

MYREXIS, INC.

By:	/s/ Jonathan M. Couchman
Jonathan M. Couchman President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Separation and Distribution Agreement, dated June 30, 2009, by and between the Registrant and Myriad Genetics, Inc.		8-K (Exhibit 2.1)	7/7/09	001-34275

3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K (Exhibit 3.1)	9/13/10	001-34275

3.1.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock		10-K (Exhibit 3.1.1)	9/13/10	001-34275

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant		10-K (Exhibit 3.1.2)	9/13/10	001-34275

3.1.3	Amended Certificate of Designation, Rights and Preferences of Series A Junior Participating Preferred Stock		8-K (Exhibit 3.1)	3/30/12	001-34275

3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	9/13/10	001-34275

3.2	Amended and Restated Bylaws of the Registrant		10-K (Exhibit 3.2)	9/13/10	001-34275

4.1	Form of Common Stock Certificate of the Registrant		10-K (Exhibit 4.1)	9/13/12	001-34275

4.2	Shareholder Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC, dated June 30, 2009, which includes as Exhibit B the form of Right Certificate		8-A (Exhibit 4.1)	6/30/09	001-34275

4.2.1	First Amendment, dated March 29, 2012, to Shareholder Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, LLC, dated June 30, 2009		8-K (Exhibit 4.1)	3/30/12	001-34275

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
			10-Q (Exhibit 10.2)	2/08/13	001-34275

10.27	Stock Purchase Agreement by and between the Registrant and Xstelos Corp., dated February 27, 2013		10-Q (Exhibit 10.1)	5/10/13	001-34275

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002		10-K (Exhibit 31.1)	7/17/13	001-34275

31.1.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002		10-K (Exhibit 31.2)	7/17/13	001-34275

31.2.1	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes- Oxley Act of 2002		10-K (Exhibit 32.1)	7/17/13	001-34275

101**
The following materials from Myrexis, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity and Comprehensive Loss, (iv) Statements of Cash Flows, and (v) Notes to Financial Statements
			10-K (Exhibit 101)	7/17/13	001-34275
*	Management contract, compensatory plan or arrangement.
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